Form 10-Q
period 1996-03-31
PINNACLE FINANCIAL SERVICES INC
filed 1996-05-15
CIK 853461

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarter ended March 31, 1996             Commission file number #0-17937


                        PINNACLE FINANCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)


       Michigan                                           38-2671129
(State of Incorporation)                    (I.R.S. Employer Identification No.)

830 Pleasant Street, St. Joseph, Michigan                    49085
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (616) 983-6311

           Securities registered pursuant to Section 12(g) of the Act:


            COMMON STOCK, NO PAR VALUE, 10,000,000 SHARES AUTHORIZED


Indicate by check mark whether the registrant (1) has filed all reports required to be by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.    Yes   x   No
                      ---     ---

The number of common shares, no par value, outstanding as of March 31, 1996 was 5,873,358.

PINNACLE FINANCIAL SERVICES, INC.

FORM 10-Q
March 31, 1996


        TABLE OF CONTENTS                                              PAGE

PART I.                       FINANCIAL INFORMATION
   Item 1.  Financial Statements

     Consolidated Statements of Income
          Three Months Ended March 31, 1996 and 1995                           3

     Consolidated Balance Sheets
          March 31, 1996; March 31, 1995; December 31, 1995                    4

     Consolidated Statements of Changes in Stockholders' Equity
          Three Months Ended March 31, 1996 and 1995                           5

     Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1996 and 1995                           6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operation
                                                                               7

PART II.                        OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                               16

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
- - --------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED
                                                               MARCH 31,
(Dollars in thousands, except per share data)           1996            1995
- - -------------------------------------------------------------------------------
INTEREST INCOME:
    Interest and fees on loans:
        Taxable                                     $    11,577     $     6,641
        Tax-exempt                                           44              62
    Interest and dividends on securities:
        Available-for-sale
             Taxable                                      4,767           1,002
             Tax-exempt                                     264               -
        Held-to-maturity
             Taxable                                          -             365
             Tax-exempt                                       -             229
    Interest on federal funds sold                           90              17
    Interest on interest-bearing deposits with
      financial institutions                                416              15
- - -------------------------------------------------------------------------------
        Total interest income                            17,158           8,331

INTEREST EXPENSE:
    Interest on deposits                                  7,399           3,313
    Interest on securities sold under repurchase
      agreements and other borrowings                     1,890             466
- - -------------------------------------------------------------------------------
        Total interest expense                            9,289           3,779
- - -------------------------------------------------------------------------------
        Net interest income                               7,869           4,552
Provision for loan losses                                    80              85
- - -------------------------------------------------------------------------------
        Net interest income, after provision
          for loan losses                                 7,789           4,467
- - -------------------------------------------------------------------------------

NONINTEREST INCOME:
    Service charges on deposit accounts                     451             358
    Trust income                                            144             120
    Securities gains and losses, net                        234               1
    Other income                                            755             476
- - -------------------------------------------------------------------------------
        Total noninterest income                          1,584             955

NONINTEREST EXPENSES:
  Salaries and benefits                                   2,522           1,561
  Occupancy expense                                         522             265
  Equipment expense                                         380             204
  FDIC insurance premiums                                   219             200
  Other expense                                           2,108           1,063
- - -------------------------------------------------------------------------------
      Total noninterest expenses                          5,751           3,293
- - -------------------------------------------------------------------------------
Income before federal income tax expense                  3,622           2,129
Federal income tax expense                                1,178             657
- - -------------------------------------------------------------------------------
Net income                                          $     2,444     $     1,472
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------
Net income per common share                         $      0.42     $      0.39
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------
Weighted average shares outstanding                   5,873,358       3,821,904
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------
Cash dividends declared per common share            $      0.19     $      0.19
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------


PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)
- - ----------------------------------------------------------------------------------------------------

(Dollars in thousands)                                        3/31/96        3/31/95       12/31/95
- - ----------------------------------------------------------------------------------------------------
ASSETS:
  Cash and due from banks                                   $   23,229     $   13,180     $   24,681
  Federal funds sold                                                 -              -          3,850
- - ----------------------------------------------------------------------------------------------------
      Total cash and cash equivalents                           23,229         13,180         28,531

  Interest-bearing deposits with financial institutions            423          1,170         41,511
  Securities available-for-sale                                332,826         74,128        287,532
  Securities held-to-maturity                                        -         41,384              -
  Loans, net of unearned income:
    Real estate                                                272,876        103,091        268,911
    Commercial                                                 171,820        130,344        154,044
    Tax-exempt                                                   2,774          4,101          2,678
    Consumer                                                    95,672         64,674         92,826
- - ----------------------------------------------------------------------------------------------------
        Subtotal loans                                         543,142        302,210        518,459
    Less allowance for loan losses                               5,803          5,048          5,852
- - ----------------------------------------------------------------------------------------------------
      Net loans                                                537,339        297,162        512,607
  Premises and equipment, net                                   12,449          7,012         12,546
  Accrued interest receivable and other assets                  29,205         10,629         28,719
- - ----------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                          $  935,471     $  444,665     $  911,446
- - ----------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------

LIABILITIES:
  Deposits:
    Noninterest-bearing demand                              $   50,152     $   35,488     $   50,400
    Interest-bearing demand                                     75,329         43,734         80,066
    Savings                                                    260,180        133,990        252,453
    Time                                                       330,998        145,500        320,181
- - ----------------------------------------------------------------------------------------------------
      Total deposits                                           716,659        358,712        703,100
  Securities sold under repurchase agreements and
    other borrowings                                           138,748         46,291        127,154
  Accrued interest payable and other liabilities                 6,566          3,046          6,296
- - ----------------------------------------------------------------------------------------------------
      Total liabilities                                        861,973        408,049        836,550
- - ----------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
      Common Stock; no par value; 10,000,000 shares
        authorized;  5,873,358 shares issued and
        outstanding at March 31. 1996 and
        December 31, 1995 and 3,821,904 shares at
        March 31. 1995                                          19,110         19,110         19,110
      Additional paid in capital                                43,915         10,005         44,174
      Retained earnings                                         11,803          8,057         10,475
      Net unrealized gain (loss) on securities
        available-for-sale                                      (1,330)          (556)         1,137
- - ----------------------------------------------------------------------------------------------------
      Total stockholders' equity                                73,498         36,616         74,896
- - ----------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity        $  935,471     $  444,665     $  911,446
- - ----------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------

(1)  SEE DECEMBER 31, 1995 ANNUAL REPORT FOR AUDITOR'S REPORT.

PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED STOCKHOLDERS' EQUITY SCHEDULE


                                                                                                       GAINS (LOSSES)
                                                                          ADDITIONAL                   ON SECURITIES
                                                              COMMON        PAID-IN       RETAINED     AVAILABLE-FOR
(Dollars in thousands)                                         STOCK        CAPITAL       EARNINGS          SALE           TOTAL
- - ----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1994                                   $    19,110    $    10,005    $     4,390    $       373    $    33,878
Net income                                                                                     5,290                         5,290
Cash dividends declared,  $.62 per share                                                      (2,369)                       (2,369)
Change in unrealized losses for securities
    available-for-sale, net of tax effect of $(851)                                                          (1,651)        (1,651)
- - ----------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1994                                      19,110         10,005          7,311         (1,278)        35,148
Net income                                                                                     6,459                         6,459
Common stock issuance, 862,500 shares, net of
    stock offering costs                                                       13,184                                       13,184
Common stock issuance per merger, 1,188,954 shares
    at $17.65 per share                                                        20,985                                       20,985
Cash dividends declared,  $.76 per share                                                                                    (3,295)
Change in unrealized losses for securities
    available-for-sale, net of tax effect of $1,244                                                                          2,415
- - ----------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995                                      19,110         44,174         10,475          1,137         74,896
Net income                                                                                                                   2,444
Additional stock offering costs associated with
    common stock issuance in prior period                                        (259)                                        (259)
Cash dividends declared,  $.19 per share                                                                                    (1,116)
Change in unrealized gains for securities
    available-for-sale, net of tax effect of $(1,271)                                                                       (2,467)
- - ----------------------------------------------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 1996                                    $    19,110    $    43,915    $    11,803    $    (1,330)   $    73,498
- - ----------------------------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------------------------



PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
- - ------------------------------------------------------------------------------------------------------------------------
                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
(Dollars in thousands)                                                             1996           1995           1994
- - ------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                               $     2,444    $     1,472    $     1,329
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation and amortization                                                    467            289            313
      Net amortization on loans and securities                                         440            274            396
      Provision for loan losses                                                         80             85             35
      Deferred federal income taxes                                                     83            (85)            76
      Mortgage loans originated for sale                                           (15,221)          (329)       (10,500)
      Proceeds from sales of loans                                                  24,798          2,937          4,803
      Gain on sale of securities, net                                                 (234)            (1)           (70)
      Gain on sale of loans, net                                                      (196)            (7)           (79)
      Decrease (increase) in interest receivable and other assets                      493         (1,270)          (369)
      Increase in other liabilities                                                    270            561             45
- - ------------------------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                         13,424          3,926         (4,021)
- - ------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Net (increase) decrease in loans, excluding loan sales, purchases
        and originated for sale                                                    (28,738)        (9,056)         5,860
      Purchases of loans                                                            (5,834)        (5,631)        (1,423)
      Purchases of securities available-for-sale                                   (81,750)       (33,328)       (13,580)
      Proceeds from sales of securities available-for-sale                               -              -         (3,971)
      Proceeds from maturities and paydowns of securities available-for-sale        23,045          6,357          4,687
      Purchases of securities held-to-maturity                                       9,846          1,998          8,659
      Proceeds from maturities and paydowns of securities held-to-maturity               -          1,970          7,701
      Net decrease (increase) in interest-bearing deposits with
        financial institutions                                                      41,088            (18)           (16)
      Capital expenditures                                                            (161)          (260)          (215)
- - ------------------------------------------------------------------------------------------------------------------------
           Net cash (used) provided by investing activities                        (42,504)       (37,968)         7,702
- - ------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase (decrease) in deposits                                               13,559          6,675         (6,622)
      Change in securities sold under repurchase agreements and
        other borrowings                                                            11,594         26,409          2,712
      Common stock issued                                                             (259)             -              -
      Dividends paid                                                                (1,116)          (612)          (535)
- - ------------------------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                         23,778         32,472         (4,445)
- - ------------------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (5,302)        (1,570)          (764)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      28,531         14,750         13,892
- - ------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $    23,229    $    13,180    $    13,128
- - ------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:
- - ------------------------------------------------------------------------------------------------------------------------
       Interest paid                                                           $     9,231    $     3,716    $     2,883
       Federal income taxes paid                                               $       870    $       290    $       150
       Loans transferred to other real estate owned                            $        75    $       236    $        23
- - ------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 1995 Annual Report and Form 10-K of Pinnacle Financial Services, Inc. (the" Company" or "Pinnacle"). Results of operations for the three month period ended
March 31, 1996 are not necessarily indicative of results to be attained for any other period.

DESCRIPTION OF THE COMPANY

     Pinnacle Financial Services, Inc., is a registered bank holding company organized under the laws of the State of Michigan and headquartered in St. Joseph, Michigan. Pinnacle was formed in 1986 in connection with the June 30, 1986 reorganization of the Peoples State Bank of St. Joseph as a wholly owned subsidiary of Pinnacle. Pinnacle conducts a full service commercial and retail banking business ("Peoples") through 17 branch offices of Peoples located in Southwestern Michigan.

     Pinnacle Financial Services, Inc. is also a registered savings and loan holding company through the December 1, 1995 acquisition of Maco Bancorp, Inc. ("Maco") and its subsidiaries, First Federal Savings Bank of Indiana ("First Federal") a federal savings bank headquartered in Merrillville, Indiana, Brookview Real Estate, Ltd., a real estate development company, and First Insurance, Inc., an insurance agency. First Federal is a community-oriented savings institution that conducts its operations through 14 branch offices located throughout northwest Indiana, and through two loan production offices located in Merrillville and Indianapolis, Indiana.

     Pinnacle has approximately, $935,471,000 in total assets as of March 31, 1996. Through its subsidiaries, it offers financial service products which include domestic banking services such as consumer, commercial and real estate loans, personal and business checking accounts, savings accounts, time deposits, safe deposit services, cash management services, and transmission of funds, as well as trust and other fiduciary services and full brokerage services. Commercial customers include retailers, commercial developers, professionals, and small manufacturers. Retail banking customers cover a broad spectrum with focus on providing personalized, high quality and comprehensive service in order to develop and maintain long-term, multiple account relationships with customers.

                             SUMMARY OF PERFORMANCE

NET INCOME

     Net income for the first quarter ending March 31, 1996 totaled $2,444,000 or $.42 per share, as compared to $1,472,000, or $.39 per share for the first quarter ending March 31, 1995 for an increase of 66.00% on a net income basis and 7.70% increase on a per share basis. The increase in net income was largely the result of higher levels of net interest income associated with higher levels of earnings assets mainly associated with the First Federal acquisition that occurred on December 1, 1995.

     Presented below is an income statement analysis, expressed on a per-share basis, comparing the quarter and three months ended March 31, 1996, to the same period in 1995. A more detailed discussion and analysis of the major factors outlined below is provided in following sections of this report.

                                                                   Three Months
- - --------------------------------------------------------------------------------
Net income per-share - Period ended March 31, 1995                 $        0.25


Pre-tax increase (decrease) in 1996, as compared to 1995
     resulting from changes in:
          Net interest income (taxable equivalent)                         0.57
          Provision for loan losses                                        0.00
          Noninterest income                                               0.11
          Noninterest expense                                             (0.42)
- - --------------------------------------------------------------------------------
     Pre-tax increase                                                      0.26


        Income tax expense                                                (0.09)

Net income per share - Period ended March 31, 1996                         0.42
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


RETURN ON AVERAGE ASSETS AND STOCKHOLDERS' EQUITY

     Return on average assets for the first quarter of 1996 was 1.06% as compared to 1.40% for the first quarter of 1995.

     Return on average stockholders' equity for the first quarter of 1996 was 13.07% as compared to 16.79% for the first quarter of 1995.

     The Company recognizes the importance of maximizing the use of capital to provide improved returns to our stockholders. This has been accomplished in the past by way of growth through acquisition of other financial institutions. While it is management's intention to seize upon favorable opportunities which may arise with respect to community banks or other financial institutions in the future, at the present time there are no ongoing negotiations for any acquisitions. Pinnacle's most recent acquisition occurred on December 1, 1995, when the company acquired Maco Bancorp and its subsidiaries of First Federal Savings Bank of Indiana, Brookview Real Estate, and First Insurance, Inc., headquarted in Merrillville, Indiana. At the time of the acquisition, First Federal added approximately $208,000,000 in loans and approximately $316,000,0000 in total deposits. Operations of First Federal have been included in Pinnacle's consolidated financial statements from December 1, 1995.

                              RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income is Pinnacle's primary source of earnings and represents the excess of interest earned on earning assets over interest expense associated with the deposits and other funding sources used used to finance those assets. Net interest income is influenced primarily by changes in the volume and mix of earning assets and sources of funding and market rates of interest. Other external factors, such as the strength of credit demands by customers, liquidity and maturity preferences of deposit customers, and governmental monetary policy, also can have a significant impact of Pinnacle's earnings.

     Net income on a tax-equivalent basis for the first quarter of 1996 was $8,009,000 compared to $4,684,000 for the first quarter of 1995. The increase was primarily due to an increase in average earnings assets associated with the First Federal acquisition on December 1, 1995.

     The increase in average earning assets of $473,132,000 increased net interest income by $3,970,000 while a lower net interest margin of 3.68% for the first quarter 1996 as compared to 4.72% in 1995, a decrease of 1.04%, resulted in a decrease in net interest income of $1,010,000. The decrease in net interest margin was mainly attributed to the lower margins associated with the First Federal subsidiary who have historically operated with lower net interest margins.

     The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the three months ended March 31, 1996 as compared to 1995. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.


                                             THREE MONTHS ENDED MARCH 31, 1996 AND 1995
- - ---------------------------------------------------------------------------------------------------------------------------------
                                                    THREE MONTH AVERAGE EARNING                         INTEREST RATES
                                                   ASSETS AND PAYING LIABILITIES                          EARNED/PAID
                                                1996            1995       (DECREASE)           1996          1995       INC/(DEC)
- - ---------------------------------------------------------------------------------------------------------------------------------

Federal funds sold and other
    short term investments                   $   36,156     $    2,313     $   33,843          5.63%          5.61%         0.02%
Securities:
    Available-for-sale (1)                      314,827         61,129        253,698           6.58           6.65         (0.07)
    Held-to-maturity (1)
Loans, net of unearned discount (1)             524,245        295,910        228,335           8.93           9.23         (0.29)
- - ---------------------------------------------------------------------------------------------------------------------------------

    Total interest-earning assets (1)        $  875,228     $  402,096     $  473,132     $    7.95%          8.54%        -0.59%
- - ---------------------------------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------------------------------

NOW accounts                                 $   75,711     $   44,836     $   30,875          2.11%          1.92%          0.19%
Money market deposits                            26,418         14,887         11,531           3.75           3.35          0.39
Savings deposits                                231,505        119,245        112,260           3.69           4.19         (0.50)
Time deposits                                   328,000        137,424        190,576           5.68           5.15          0.53
Short-term borrowings                           139,234         35,465        103,769           5.46           5.33          0.13
- - ---------------------------------------------------------------------------------------------------------------------------------

    Total interest-bearing liabilities       $  800,868     $  351,857     $  449,011    $     4.66%          4.36%         0.31%
- - ---------------------------------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------------------------------

      Net interest margin(1)                                                                   3.68%          4.72%        -1.04%
- - ---------------------------------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------------------------------


                                          THREE MONTHS ENDED MARCH 31, 1996 AND 1995
- - ----------------------------------------------------------------------------------------------------------------------------------

                                                   INTEREST                                RATE/VOLUME VARIANCE ANALYSIS
                                                                                --------------------------------------------------
                                                INCOME/EXPENSE                              INCREASE(DECREASE) DUE TO:
- - ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       VOLUME/
                                         1996          1995         (DECREASE     VOLUME           RATE        RATE        TOTAL
- - ----------------------------------------------------------------------------------------------------------------------------------
FEDERAL FUNDS SOLD AND OTHER
   short term investments              $    506       $     32     $     474     $       5      $       0    $    469    $      474
Securities:
   Available-for-sale(1)                  5,151          1,002         4,149         4,193            (10)        (34)   $    4,149
   Held-to-maturity(1)                       --            698          (698)         (704)          (704)        710          (698)
Loans, net of unearned discount(1)       11,641          6,731         4,910         5,237           (216)       (111)        4,910
- - -----------------------------------------------------------------------------------------------------------------------------------

   TOTAL INTEREST-EARNING ASSETS(1)    $ 17,298       $  8,463     $   8,835     $   8,731      $    (930)   $  1,034    $    8,835
- - -----------------------------------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------------------------------

NOW accounts                           $    397       $    212     $     185     $       1      $       0    $    183    $      185
Money market deposits                       246            123           123            96             15          12           123
Savings deposits                          2,124          1,232           892         1,170           (148)       (129)          892
Time deposits                             4,632          1,746         2,886         2,442            180         264         2,886
Short-term borrowings                     1,890            466         1,424         1,375             12          38         1,424
- - ------------------------------------------------------------------------------------------------------------------------------------

   TOTAL INTEREST-BEARING LIABILITIES  $  9,289       $  3,779      $  5,510      $  5,083      $      58     $   368    $    5,510
- - ------------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME(1)              $  8,009       $  4,684      $  3,325      $  3,648      $    (989)    $   666    $    3,325
- - ------------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------------


(1) Presented on a tax-equivalent basis assuming statutory income tax rates of 34% for 1996 and 1995.

NONINTEREST INCOME

     Noninterest income increased $629,000, or 65.90%, for the first quarter of 1996, as compared to the same quarter of 1995. The First Federal acquisition provided $511,000 of the increase, of which $225,000 was from security gains, while service charges on deposit accounts at the Peoples subsidiary increased 6.40% or $23,000 and trust income increased 20.00% or $24,000.

NONINTEREST EXPENSE

     Noninterest expense increased $2,458,000 or 74.70% for the first quarter 1996 as compared to the same quarter 1995. The First Federal acquisition provided $2,182,000 of the increase. In addition, salary and benefits expense, excluding the First Federal acquisition increased by $111,000 or 7.10%, primarily due to merit increases and the opening of a new supermarket branch. Equipment expense increased at the Peoples subsidiary by $77,000 or 37.70% for depreciation expense associated with upgrades and additions. The Federal Deposit Insurance Company ("FDIC") expense continued to decrease at the Peoples subsidiary by $161,000 or 80.50% in the first quarter 1996 as compared to first quarter 1995. Marketing expense at Peoples increased $73,000 or 90.10%, primarily due to costs associated with a new line of checking accounts introduced in March 1995.

                         ANALYSIS OF FINANCIAL CONDITION

LIQUIDITY AND FUNDING

     The Company manages its liquidity in order to maximize earnings opportunities and to ensure that the cash flow needs of the parent and subsidiary companies are met in a cost-effective manner.

     The Company's total assets increased by $490,806,000 or 110.40% to $935,471,000 at March 31, 1996 from from $444,665,000 at March 31, 1995. The
First Federal acquisition added $460,518,000 to total assets. At the Peoples subsidiary, total loans increased $10,101,000 or 3.30%, total securities increased $15,076,000 or 13.10%. Deposits and short-term borrowings are the Company's primary funding sources. Deposits increased $357,947,000 or 99.80% as of March 31, 1996 as compared to March 31, 1995. First Federal accounted for $324,468,000 of the increase, while Peoples added $33,479,000 or 9.30% in deposits, mainly in short-term time and demand deposits. Borrowed funds increased $92,457,000 or 199.70% with the First Federal acquisition providing $92,012,000 of the increase as First Federal utilized the Federal Home Loan Bank ("FHLB") as a source of funding specific match investment purchases.

     Liquidity is the ability to satisfy demands for extensions of credit, deposit withdrawals, and other customer and operational needs. Traditional sources of liquidity include asset maturities and core deposit growth. Pinnacle maintains a portion of its assets in liquid form to meet anticipated withdrawal requirement and loan demand from customers. At March 31, 1996, cash and due from banks, federal funds sold, and money market instruments totaled $23,652,000 representing 2.50% of Pinnacle's total assets. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank and the FHLB. As of March 31, 1996, Pinnacle had borrowed $103,900,000 from the FHLB to match longer term loans and specific securities with matching maturities.

     Pinnacle placed 100% of the security portfolio at December 1, 1995, as being available-for-sale totaling $332,826,000 as of March 31, 1996 which would be available to meet any liquidity needs of the Company.

     Proceeds from the sales of securities available-for-sale amounted to $23,045,000 in the first quarter 1996 and $6,357,000 in the first quarter 1995 with resulting gains of $234,000 and $1,000 respectively. At March 31, 1996, gross unrealized holding gains and gross unrealized holding losses in Pinnacle's total security portfolio totaled approximately $1,080,000 and $3,096,000, respectively. At March 31, 1995 gross unrealized holding gains and gross unrealized holding losses in Pinnacle's total security portfolio amounted to approximately $152,000 and $995,000, respectively.

     The focus of liquidity management at Pinnacle is to satisfy general operating expenses, to service existing debt, and to take advantage of investment opportunities which management believes will result in an improved return to stockholders. The primary source of funds for Pinnacle is the receipt of dividend payments from Peoples and First Federal.

     Dividends paid to the Company by Peoples amounted to $750,000 as of March 31, 1996 and $400,000 by First Federal. Dividends paid to Pinnacle by Peoples amounted to $730,000 as of March 31, 1995. Under current regulations, the amount of dividends that Peoples and First Federal can declare in 1996 is limited to its 1996 net profits (as defined in the Federal Reserve Act) plus retained profits for 1996 and 1995, unless regulatory approval is obtained.

CAPITAL COMPONENTS

     The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The Federal Deposit Insurance Corporation Improvement Act ("FDCIA") established a capital-based supervisory system of prompt corrective action for all depository institutions. The bank regulatory agencies' "implementing rule" under FDICIA defines "well-capitalized" institutions (the highest possible rating) as those whose capital ratios equal or exceed all the following: Tier I Risk-Based Ratio, 6.00%, Total Risk-Based Ratio,

10.00% and Tier I Leverage Ratio, 5.00%. At March 31, 1996 and March 31, 1995, the Company and its subsidiaries reported capital ratios in excess of these "well capitalized" standards.

    The following table details Pinnacle's capital components and ratios at March 31, 1996 and December 31, 1995 based upon the capital requirements set by regulatory agencies.




                                                                                 March 31,         December 31,
(Dollars in thousands)                                                             1996                1995
- - --------------------------------------------------------------------------------------------------------------
Tier 1
    Common stockholders' equity                                                 $   73,498          $   74,896
    Net unrealized (gains) losses on securities available-for-sale                   1,330              (1,137)
    Less:  net unrealized losses on equity securities,
           goodwill and other intangibles                                          (14,961)            (14,396)
- - --------------------------------------------------------------------------------------------------------------
        Total tier 1 capital                                                    $   59,867          $   59,363
- - --------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------
    Tier 1 capital / risk adjusted assets                                           11.82%              11.97%
- - --------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------

    Minimum regulatory tier 1 capital requirement                               $   20,258          $   19,839
    Minimum regulatory tier 1 capital / risk adjusted assets                         4.00%               4.00%

    Excess tier 1 capital                                                       $   39,609          $   39,524
    Excess tier 1 capital / risk adjusted assets                                     7.82%               7.97%


Tier 2
    Allowable portion of the reserve for possible credit losses                 $    5,803          $    5,852
- - --------------------------------------------------------------------------------------------------------------
        Total tier 2 capital                                                    $    5,803          $    5,852
- - --------------------------------------------------------------------------------------------------------------
        Total risk-based capital                                                $   65,670          $   65,215
- - --------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------
Risk-adjusted assets                                                            $  506,445          $  495,978
- - --------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------

Quarterly average total assets less deductible intangibles                      $  915,283          $  548,448
- - --------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------

Total risk-based capital / risk-adjusted assets
    (regulatory minimum is 8%                                                       12.97%              13.15%

Tier 1 capital / quarterly average total assets less
    deductible intangibles (leverage ratio)
    (regulatory minimum is 3% to 5%)                                                 6.54%              10.82%



     Tier 1 and total qualifying capital increased $504,000 and $455,000, respectively, as of March 31, 1996 as compared to December 31, 1995, due primarily to net income offset by cash dividends paid.

     On December 31, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting of Certain Investments in Debt and Equity Securities." The unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are reportable as a separate component of stockholders' equity until realized. However, for determining risk-based capital ratios, only unrealized holding losses on equity securities are considered as a component of qualifying capital.

ASSET QUALITY

NONPERFORMING ASSETS

     Nonperforming assets include nonaccruing loans, restructured loans, contractually past due 90 days or more but still accruing loans, and other real estate owned. The following table presents detailed information concerning nonperforming assets at March 31, 1996, and December 31, 1995.



                                                                                 March 31,    December 31
Dollars in thousands                                                                1996          1995
- - ---------------------------------------------------------------------------------------------------------
Nonperforming assets (a) :
   Nonaccruing loans:
      Real Estate                                                              $     1,485    $     1,351
      Commercial                                                                     1,696          1,807
      Other                                                                            211            163
- - ---------------------------------------------------------------------------------------------------------
         Total nonaccruing loans                                                     3,392          3,321

   Contractually past due but still accruing loans (a)
      Real Estate                                                                      241            557
      Commercial                                                                       734             52
      Other                                                                            108             66
- - ---------------------------------------------------------------------------------------------------------
         Total contractually past due but still accruing loans (a)                   1,083            675

   Restructured loans                                                                  232            324
- - ---------------------------------------------------------------------------------------------------------
         Total nonperforming loans                                                   4,707          4,320

      Other real estate owned                                                        1,302          1,419
- - ---------------------------------------------------------------------------------------------------------
         Total nonperforming assets                                            $     6,009    $     5,739
- - ---------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------

Nonperforming loans / loans                                                          0.87%          0.83%
Nonperforming assets / loans and other real estate owned                             1.10%          1.10%
Reserve for possible loan losses / nonperforming loans                             123.28%        135.46%
Reserve for possible loan losses / nonperforming assets                             96.57%        101.97%
- - ---------------------------------------------------------------------------------------------------------

(a)    Accruing loans past due 90 days or more.

     The increase in total nonperforming loans from December 31, 1995 to March 31, 1996 is primarily due to an increase in commercial nonaccruing loans and accruing loans past due 90 days or more of $682,000 while real estate accruing loans past due 90 days or more decreased $316,000.

     Management's determination regarding the accrual of interest on loans that were 90 days or more past due but still accruing is based on the availability and sufficiency of collateral and the status of collection efforts. In the present environment, certain of such loans could become nonperforming assets and/or result in charge-offs in the future.

     Management continues to focus on asset quality and its potential impact on the provision and the reserve for possible loan losses. The Company believes that it has responded appropriately to the current economic environment, and is prepared to forego transactions which do not meet it quality standards.

LOAN LOSS EXPERIENCE

    The following table provides detailed information pertaining to the Company's provision and reserve for possible loan losses and charge-off experience.


                                                                                 THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                               1996          1995
- - ----------------------------------------------------------------------------------------------------
Loans outstanding at end of period, net of
   unearned income                                                         $  543,142     $  302,210
- - ----------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------
Average loans for the period, net                                          $  524,245     $  295,910
- - ----------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------
Allowance for loan losses, beginning of period                             $    5,852     $    5,014
   Charge-offs for period:
      Commercial loans                                                            (40)             -
      Real estate loans                                                           (23)           (27)
      Consumer loans                                                             (158)           (99)
- - ----------------------------------------------------------------------------------------------------
         Total charged-offs                                                      (221)          (126)
   Recoveries for period:
      Commercial loans                                                             52             46
      Real estate loans                                                             4              7
      Consumer loans                                                               36             22
- - ----------------------------------------------------------------------------------------------------
         Total recoveries                                                          92             75
- - ----------------------------------------------------------------------------------------------------
Net charged-offs for the period                                                  (129)           (51)
- - ----------------------------------------------------------------------------------------------------
Provision for loan losses                                                          80             85
- - ----------------------------------------------------------------------------------------------------
Total allowance for loan losses, end of period                             $    5,803     $    5,048
- - ----------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------

Ratio of net charge-offs during the period to average
   loans outstanding                                                            0.02%          0.02%
- - ----------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------

Allocation of allowance for loan losses:
   Commercial loans                                                        $    3,181     $    2,901
   Real estate loans                                                            1,456          1,169
   Consumer loans                                                               1,166            978
- - ----------------------------------------------------------------------------------------------------
      Total allowance for loan losses                                      $    5,803     $    5,048
- - ----------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------

Percentage of loans to total gross loans:
   Real estate loans                                                              50%            34%
   Commercial loans                                                                 3             43
   Home Equity loans                                                                9
   Consumer loans                                                                  13
   Economic development bonds and other tax-exempt loans                            1
- - ----------------------------------------------------------------------------------------------------
      Total                                                                      100%           100%
- - ----------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------


     The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the above categories of loans at the dates indicated. The allowance is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio and management's evaluation of the probability of collection of specific loans.

     Effective January 1, 1995, the Company adopted the Financial Accounting Standard Board's Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures". A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due. Under SFAS 114 and SFAS 118, "impaired" loans must be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent. SFAS 114 and SFAS 118 do not apply to certain groups of small-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, or debt securities. Prior to January 1, 1995, the Company's impaired loans were described as, and included in, nonaccrual loans. The adoption of the Statements had no effect on the Company's nonperforming assets or financial statements.

     SFAS 114 and SFAS 118 also require additional disclosures. As a result, the Company has expanded its accounting policy regarding the recognition of interest income on loans to read as follows: "Interest income is not accrued on loans where management has determined that the borrowers may be unable to meet contractual principal and/or interest obligations, or where interest or principal is 90 days or more past due, unless the loans are adequately secured and in the process of collection. When a loan is placed on nonaccrual status (which includes "impaired" loans), interest accruals cease and uncollected accrued interest is reversed and charged against current income. Nonaccrual loans are generally not returned to accruing status until principal and interest payments have been brought current and full collectibility is reasonably assured. Cash receipts on nonaccrual loans are generally applied to the principal balance until the remaining balance is considered fully collectible, at which time interest income may be recognized when received. Interest on loans that have been restructured is recognized according to the revised terms."

     As of March 31, 1996, under SFAS 114 and SFAS 118, the Company's impaired loans totaled $699,000 (of which $441,000 were on a nonaccrual basis). The related allowance for loan loss on these impaired loans at March 31, 1996, was $167,000. The Company's impaired loans averaged $802,000 for the three months ended March 31, 1996. Interest income of approximately $44,000 was recognized, of which approximately $39,000 was on a cash basis, on impaired loans for the three months ended March 31, 1996. Charge-offs of approximately $56,000 were recognized on impaired loans during the three months ended March 31, 1996.

     The levels of the provision and reserve for possible loan losses are based on management's ongoing assessment of the Company's credit exposure and consideration of a number of factors, including prevailing and anticipated economic conditions, assigned risk ratings on credit exposures, the diversification and size of the loan portfolio, the results of the most recent regulatory examinations available to the Company, the current and projected financial status and creditworthiness of borrowers, certain off-balance sheet credit risks, the nature and level of nonperforming assets and loans that have been identified as potential problems, the adequacy of collateral, past and expected loss experience and other factors deemed relevant by management. The Company's risk rating system and the quarterly reporting process for problem and vulnerable credits are utilized by management in determining the adequacy of the Company's reserve for possible loan losses.

     Net charge-offs were $129,000 in the first quarter of 1996, compared to $51,000 in the first quarter of 1995. In the first quarter of 1996 and 1995, respectively, net charge-offs included -$12,000 (recoveries) and -$46,000 (recoveries) related to commercial borrowers, $122,000 and $77,000 in consumer credits and $19,000 and $20,000 in real estate credits.

                           PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 1 - 1996 First Quarter Report to Shareholders
              Exhibit 2 - 1995 Annual Report to Shareholders
              Exhibit 3 - 1996 Proxy Statement

         (b)  Form 8-K - None



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PINNACLE FINANCIAL SERVICES, INC.

DATE:      May 15, 1996                 /s/ David W. Kolhagen
                                        ----------------------------------------
                                        David W. Kolhagen
                                        Vice President, Chief Financial Officer


                                        /s/ John A. Newcomer
                                        ----------------------------------------
                                        John A. Newcomer
                                        Corporate Affairs Officer