Form 10-Q/A
period 1996-03-31
PINNACLE FINANCIAL SERVICES INC
filed 1996-07-09
CIK 853461

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q/A


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

         (a)  Exhibit  1 - 1996 First Quarter Report to Shareholders
              Exhibit  2 - 1995 Annual Report to Shareholders
              Exhibit  3 - 1996 Proxy Statement
              Exhibit 27 - Financial Data Schedule

         (b)  Form 8-K - None



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PINNACLE FINANCIAL SERVICES, INC.

DATE:      July 9, 1996                 /s/ David W. Kolhagen
                                        ----------------------------------------
                                        David W. Kolhagen
                                        Vice President, Chief Financial Officer


                                        /s/ John A. Newcomer
                                        ----------------------------------------
                                        John A. Newcomer
                                        Corporate Affairs Officer