Form 10-Q
period 1996-06-30
PINNACLE FINANCIAL SERVICES INC
filed 1996-08-09
CIK 853461

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarter ended June 30, 1996              Commission file number #0-17937


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


            COMMON STOCK, NO PAR VALUE, 15,000,000 SHARES AUTHORIZED


Indicate by check mark whether the registrant (1) has filed all reports required to be by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

The number of common shares, no par value, outstanding as of June 30, 1996 was 5,873,558.

PINNACLE FINANCIAL SERVICES, INC.

FORM 10-Q
June 30, 1996


       TABLE OF CONTENTS                                              PAGE

PART I.                  FINANCIAL INFORMATION
   Item 1. Financial Statements

       Consolidated Statements of Income
           Six Months Ended June 30, 1996 and 1995                       3

       Consolidated Balance Sheets
           June 30, 1996; June 30, 1995; December 31, 1995               4

       Consolidated Statements of Changes in Stockholders' Equity
           Six Months Ended June 30, 1996 and 1995                       5

       Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1996 and 1995                       6

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operation                        7

PART II.   OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Security Holders          18

           (a) Annual Meeting of Pinnacle Financial Services, Inc.,
               April 30, 1996
           (c) Matters voted upon and Tabulations for Director nominees

   Item 6. Exhibits and Reports on Form 8-K                             18

                            PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                QUARTER ENDED               SIX MONTHS ENDED
                                                                                   JUNE 30,                      JUNE 30,
(Dollars in thousands, except per share data)                                1996           1995           1996           1995
- -----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
    Interest and fees on loans:
        Taxable                                                          $    12,286    $     7,064    $    23,863    $    13,705
        Tax-exempt                                                                42             57             86            119
    Interest and dividends on securities:
        Available-for-sale
             Taxable                                                           5,373          1,026         10,140          2,028
             Tax-exempt                                                          260              -            524            -
        Held-to-maturity
             Taxable                                                               -            319              -            684
             Tax-exempt                                                            -            226              -            455
    Interest on federal funds sold                                                15             45            105             62
    Interest on interest-bearing deposits with financial institutions             29             26            445             41
- -----------------------------------------------------------------------------------------------------------------------------------
        Total interest income                                                 18,005          8,763         35,163         17,094

INTEREST EXPENSE:
    Interest on deposits                                                       7,489          3,729         14,888          7,042
    Federal Home Loan Bank advances                                            1,628            245          3,097            415
    Interest on securities sold under repurchase
      agreements and other borrowings                                            448            242            869            538
- -----------------------------------------------------------------------------------------------------------------------------------
        Total interest expense                                                 9,565          4,216         18,854          7,995
- -----------------------------------------------------------------------------------------------------------------------------------
        Net interest income                                                    8,440          4,547         16,309          9,099
PROVISION FOR LOAN LOSSES                                                         70             40            150            125
- -----------------------------------------------------------------------------------------------------------------------------------
        Net interest income, after provision for loan losses                   8,370          4,507         16,159          8,974
- -----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME:
    Service charges on deposit accounts                                          485            377            936            735
    Trust income                                                                 176            120            320            240
    Securities gains and losses, net                                              36            180            270            181
    Other income                                                               1,299            509          2,054            985
- -----------------------------------------------------------------------------------------------------------------------------------
        Total noninterest income                                               1,996          1,186          3,580          2,141

NONINTEREST EXPENSES:
  Salaries and benefits                                                        2,707          1,585          5,229          3,146
  Occupancy expense                                                              479            244          1,001            509
  Equipment expense                                                              376            209            756            413
  FDIC insurance premiums                                                        227            200            446            400
  Other expense                                                                2,363          1,225          4,471          2,288
- -----------------------------------------------------------------------------------------------------------------------------------
      Total noninterest expenses                                               6,152          3,463         11,903          6,756
- -----------------------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                               4,214          2,230          7,836          4,359

Income tax expense                                                             1,634            695          2,812          1,352
- -----------------------------------------------------------------------------------------------------------------------------------
Net income                                                               $     2,580    $     1,535    $     5,024    $     3,007
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------
Net income per common share                                              $      0.44    $      0.40    $      0.86    $      0.79
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                                        5,873,518      3,821,904      5,873,438      3,821,904
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per common share                                $       0.21    $      0.19    $      0.40    $      0.38
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------

PINNACLE FINANCIAL SERVICES, INC.
 CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
- --------------------------------------------------------------------------------


(Dollars in thousands)                                                    6/30/96        6/30/95       12/31/95
- --------------------------------------------------------------------------------------------------------------------
ASSETS:
  Cash and due from banks                                                $    21,423    $    16,276    $    24,681
  Federal funds sold                                                               -          4,100          3,850
- --------------------------------------------------------------------------------------------------------------------
      Total  cash and cash equivalents                                        21,423         20,376         28,531

  Interest-bearing deposits with financial institutions                        2,051            126         41,511
  Securities available-for-sale                                              341,647         58,904        287,532
  Securities held-to-maturity                                                      -         37,617            -
  Loans, net of unearned income:
    Real estate                                                              284,926        102,687        268,911
    Commercial                                                               179,098        132,925        154,044
    Tax-exempt                                                                 2,494          2,731          2,678
    Consumer                                                                  99,865         68,642         92,826
- --------------------------------------------------------------------------------------------------------------------
          Subtotal loans                                                     566,383        306,985        518,459
    Less allowance for loan losses                                             5,815          4,945          5,852
- --------------------------------------------------------------------------------------------------------------------
      Net loans                                                              560,568        302,040        512,607
  Premises and equipment, net                                                 12,685          6,943         12,546
  Accrued interest receivable and other assets                                31,230          9,870         28,719
- --------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                       $   969,604    $   435,876    $   911,446
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------

LIABILITIES:
  Deposits:
    Noninterest-bearing demand                                           $    55,418    $    39,785    $    50,400
    Interest-bearing demand                                                   75,852         44,074         80,066
    Savings                                                                  262,431        129,057        252,453
    Time                                                                     344,528        155,597        320,181
- --------------------------------------------------------------------------------------------------------------------
      Total deposits                                                         738,229        368,513        703,100
  Federal Home Loan Bank advances                                            121,063         11,000         96,752
  Securities sold under repurchase agreements and other borrowings            33,171         15,431         30,402
  Accrued interest payable and other liabilities                               5,247          2,753          6,296
- --------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                      897,710        397,697        836,550
- --------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
      Common Stock; no par value; 15,000,000 shares authorized;
            5,873,558 shares isssued and outstanding at June 30, 1996
            and 5,873,358 shares issued and outstanding at
            December 31, 1995 and  3,821,904 shares at June 30. 1995          19,110         19,110         19,110
      Additional paid in capital                                              43,915         10,005         44,174
      Retained earnings                                                       13,150          8,866         10,475
      Net unrealized gain (loss) on securities available-for-sale             (4,281)           198          1,137
- --------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                              71,894         38,179         74,896
- --------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   969,604    $   435,876    $   911,446
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------


(1)  SEE DECEMBER 31, 1995 ANNUAL REPORT FOR AUDITOR'S REPORT.

PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED STOCKHOLDERS' EQUITY SCHEDULE


                                                                                                      GAINS (LOSSES)
                                                                             ADDITIONAL               ON SECURITIES
                                                                  COMMON      PAID-IN      RETAINED   AVAILABLE-FOR
(Dollars in thousands)                                             STOCK      CAPTITAL     EARNINGS        SALE           TOTAL
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1994                                        $   19,110   $   10,005   $    4,390   $      373      $   33,878
Net income                                                                                     5,290                        5,290
Cash dividends declared,  $.62 per share                                                      (2,369)                      (2,369)
Change in unrealized losses for securities available-for-sale,
    net of tax effect of $(851)                                                                            (1,651)         (1,651)
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                                          19,110       10,005        7,311       (1,278)         35,148
Net income                                                                                     6,459                        6,459
Common stock issuance, 862,500 shares, net of
      stock offering costs                                                       13,184                                    13,184
Common stock issuance per merger, 1,188,954 shares
    at $17.65 per share                                                          20,985                                    20,985
Cash dividends declared,  $.76 per share                                                      (3,295)                      (3,295)
Change in unrealized losses for securities available-for-sale,
    net of tax effect of $1,244                                                                             2,415           2,415
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                                          19,110       44,174       10,475        1,137          74,896
Net income                                                                                     2,444                        2,444
Common stock issuance, 862,500 shares, net of
      stock offering costs                                                         (259)                                     (259)
Cash dividends declared,  $.19 per share                                                      (1,116)                      (1,116)
Change in unrealized gains for securities available-for-sale,
    net of tax effect of $(1,271)                                                                          (2,467)         (2,467)
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1996                                             19,110       43,915       11,803       (1,330)         73,498
Net income                                                                                     2,580                        2,580
Cash dividends declared,  $.21 per share                                                      (1,233)                      (1,233)
Change in unrealized gains for securities available-for-sale,
    net of tax effect of $(1,520)                                                                          (2,951)         (2,951)
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1996                                          $   19,110   $   43,915   $   13,150   $   (4,281)     $   71,894
- ------------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------



PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        SIX MONTHS ENDED
                                                                                                            JUNE 30,
(Dollars in thousands)                                                                            1996        1995        1994
- ----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                 $    5,024  $    3,007  $    2,604
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                                1,292         581         629
      Net amortization on loans and securities                                                       733         610         845
      Provision for loan losses                                                                      150         125          65
      Deferred federal income taxes                                                                   35        (153)         76
      Mortgage loans originated for sale                                                         (40,759)     (1,961)     (7,671)
      Proceeds from sales of loans                                                                30,220       6,846       6,777
      Gain on sale of securities, net                                                               (270)       (181)        (71)
      Gain on sale of loans, net                                                                    (480)        (51)        (54)
      Increase in interest receivable and other assets                                              (407)       (945)       (394)
      Increase in interest payable and other liabilities                                          (1,167)        268         220
- ----------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                    (5,629)      8,146       3,026
- ----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in loans, excluding loan sales, purchases, and originated for sale    (15,286)    (14,828)     (9,537)
   Purchases of loans                                                                            (22,415)     (7,129)     (3,388)
   Purchases of securities available-for-sale                                                   (131,404)    (49,293)    (14,277)
   Purchases of securities held-to-maturity                                                            -        (494)     (3,515)
   Proceeds from sales of  securities available-for-sale                                          47,996      37,502       9,154
   Proceeds from maturities and paydowns of securities available-for-sale                         21,231       3,253      17,132
   Proceeds from maturities and paydowns of securities held-to-maturity                                -       6,126      11,324
   Net increase in interest-bearing deposits with financial institutions                          39,460       1,026      (1,058)
   Capital expenditures                                                                             (779)       (370)       (409)
- ----------------------------------------------------------------------------------------------------------------------------------
     NET CASH USED BY INVESTING ACTIVITIES                                                       (61,197)    (24,207)      5,426
- ----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                                            35,129      16,476     (13,434)
   Net increase in securities sold under repurchase agreements and other borrowings               27,080       6,549       3,847
   Dividends paid                                                                                 (2,232)     (1,338)     (1,070)
- ----------------------------------------------------------------------------------------------------------------------------------
     NET CASH USED BY FINANCING ACTIVITIES                                                        59,718      21,687     (10,657)
- ----------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                         (7,108)      5,626      (2,205)
Cash and cash equivalents at beginning of year                                                    28,531      14,750      13,892
- ----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                      $   21,423  $   20,376  $   11,687
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:
          Interest paid                                                                       $   18,741  $    7,733  $    5,673
          Federal income taxes paid                                                           $    2,670  $    1,862  $    1,135
          Loans transferred to other real estate owned                                        $       74  $      516  $      303
- ----------------------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 1995 Annual Report and Form 10-K of Pinnacle Financial Services, Inc. (the "Company" or "Pinnacle"). Results of operations for the six month period ended June 30, 1996 are not necessarily indicative of results to be attained for any other period.

DESCRIPTION OF THE COMPANY
    Pinnacle Financial Services, Inc., is a registered bank holding company organized under the laws of the State of Michigan and headquartered in St. Joseph, Michigan. Pinnacle was formed in 1986 in connection with the June
30, 1986 reorganization of the Peoples State Bank of St. Joseph as a wholly owned subsidiary of Pinnacle. Pinnacle conducts a full service commercial and retail banking business ("Peoples") through 17 branch offices of Peoples located in Southwestern Michigan.
    Pinnacle Financial Services, Inc. is also a registered savings and loan holding company through the December 1, 1995 acquisition of Maco Bancorp, Inc. ("Maco") and its subsidiaries, First Federal Savings Bank of Indiana ("First Federal") a federal savings bank headquartered in Merrillville, Indiana, Brookview Real Estate, Ltd., a real estate development company, and First Insurance, Inc., an insurance agency. First Federal is a community-oriented savings institution that conducts its operations through 14 branch offices located throughout northwest Indiana, and through two loan production offices located in Merrillville and Indianapolis, Indiana.
    The Company's subsidiaries, Peoples State Bank of St. Joseph and First Federal Savings Bank of Indiana, completed a name change effective April 29, 1996. Peoples changed its name to Pinnacle Bank-Michigan ("Michigan") and First Federal changed its name to Pinnacle Bank-Indiana ("Indiana"). The name change did not affect the separate charters of the two institutions.
    Pinnacle has approximately, $969,604,000 in total assets as of June 30, 1996. Through its subsidiaries, it offers financial service products which include domestic banking services such as consumer, commercial and real estate loans, personal and business checking accounts, savings accounts, time deposits, safe deposit services, cash management services, and transmission of funds, as well as trust and other fiduciary services and full brokerage services. Commercial customers include retailers, commercial developers, professionals, and small manufacturers. Retail banking customers cover a broad spectrum with focus on providing personalized, high quality and comprehensive service in order to develop and maintain long-term, multiple account relationships with customers.

                                SUMMARY OF PERFORMANCE

NET INCOME

    Net income for the second quarter ending June 30, 1996 totaled $2,580,000 or $.44 per share, as compared to $1,535,000, or $.40 per share for the second quarter ending June 30, 1995 for an increase of 68.1% on a net income basis and 10.0% increase on a per share basis. Net income for the six months ended June 30, 1996 totaled $5,024,000 or $.86 per share, as compared to $3,007,000, or
$.79 per share for the same period ended June 30, 1995 for an increase of 67.1% on a net income basis and 8.9% increase on a per share basis. The increase in net income was largely the result of higher levels of net interest income associated with higher levels earnings assets mainly associated with the First Federal acquisition that occurred on December 1, 1995.
    Presented below is an income statement analysis, expressed on a per-share basis, comparing the quarter and six months ended June 30, 1996, to the same period in 1995. A more detailed discussion and analysis of the major factors outlined below is provided in following sections of this report.

                                                           QUARTER   SIX MONTHS
- --------------------------------------------------------------------------------
Net income per-share - Period ended March 31, 1995 (1)   $    0.26   $    0.51

Pre-tax increase (decrease) in 1996, as compared to 1995
    resulting from changes in:
         Net interest income (taxable equivalent)             0.66        1.23
         Provision for loan losses                            0.00        0.00
         Noninterest income                                   0.14        0.25
         Noninterest expense                                 (0.46)      (0.88)
- --------------------------------------------------------------------------------
        Pre-tax increase                                      0.34        0.60

         Income tax expense                                  (0.16)      (0.25)

Net income per share - Period ended March 31, 1996       $    0.44   $    0.86
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
(1) Net income per share restated based on 5,873,518 average shares outstanding for the quarter, and 5,873,438 average shares outstanding for six months.

RETURN ON AVERAGE ASSETS AND STOCKHOLDERS' EQUITY
    Return on average assets for the second quarter of 1996 was 1.08% as compared to 1.40% for the second quarter of 1995. Return on average assets for the six months ended June 30, 1996 was 1.07% as compared to 1.40% for the same period in 1995.
    Return on average stockholders' equity for the second quarter of 1996 was 14.13% as compared to 16.55% for the second quarter of 1995. Return on average stockholders' equity for the six months ended June 30, 1996 was 13.63% as compared to 16.67% for the same period in 1995.
    The Company recognizes the importance of maximizing the use of capital to provide improved returns to our stockholders. This has been accomplished in the past by way of growth through acquisition of other financial institutions.
While it is management's intention to seize upon favorable opportunities which may arise with respect to community banks or other financial institutions in the future, at the present time there are no ongoing negotiations for any acquisitions. Pinnacle's most recent acquisition occurred on December 1, 1995, when the company acquired Maco Bancorp and its subsidiaries of First Federal Savings Bank of Indiana, Brookview Real Estate, and First Insurance, Inc., headquarted in Merrillville, Indiana. At the time of the acquisition, First Federal added approximately $208,000,000 in loans and approximately $316,000,000 in total deposits. Operations of First Federal have been included in the Company's consolidated financial statements from December 1, 1995.

RESULTS OF OPERATIONS

NET INTEREST INCOME
    Net interest income is the Company's primary source of earnings and represents the excess of interest earned on earning assets over interest expense associated with the deposits and other funding sources used used to finance those assets. Net interest income is influenced primarily by changes in the volume and mix of earning assets and sources of funding and market rates of interest. Other external factors, such as the strength of credit demands by customers, liquidity and maturity preferences of deposit customers, and governmental monetary policy, also can have a significant impact of the Company's earnings.
    Net interest income on a tax-equivalent basis for the quarter and six months ended June 30, 1996 was $8,579,000 and $16,588,000, compared to $4,674,000 and $9,358,000 for the same periods ended June 30, 1995. The increase was primarily due to an increase in average earnings assets associated with the First Federal acquisition on December 1, 1995.
    The increase in average earning assets of $486,136,000 increased net interest income by $3,842,000 while a lower net interest margin of 3.84% for the second quarter 1996 as compared to 4.54% in 1995, a decrease of .70%, resulted in a decrease in net interest income of $699,000. The decrease in net interest margin was mainly attributed to the lower margins associated with the Indiana subsidiary who have historically operated with lower net interest margins.
    The increase in average earning assets for the six months ended June 30, 1996 of $477,345,000 increased net interest income by $7,338,000 while a lower net interest margin of 3.77% as compared to 4.63% for the six months ended June 30, 1996, or a decrease of .86%, resulted in a decrease in net interest income of $1,634,000, mainly attributed to lower margins with the Indiana subsidiary.

    The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the second quarter ended June 30, 1996 as compared to 1995. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.

                         QUARTER ENDED JUNE 30, 1996 AND 1995
- --------------------------------------------------------------------------------


                                            THREE MONTH AVERAGE EARNING                 INTEREST RATES
                                            ASSETS AND PAYING LIABILITIES                 EARNED/PAID
- -------------------------------------------------------------------------------------------------------------------
                                                                  INCREASE/                            BASIS POINTS
                                            1996        1995      (DECREASE)       1996        1995      INC/(DEC)
- -------------------------------------------------------------------------------------------------------------------
Federal funds sold and other
    short term investments               $    4,327  $    4,739  $     (412)       4.09%       6.01%      -1.92%
Securities:
    Available-for-sale                      338,736      63,552     275,184        6.83        6.48        0.36
    Held-to-maturity (1)                          -      39,278     (39,278)          -        6.60       -6.60
Loans, net of unearned discount (1)         556,180     305,538     250,642        8.93        9.38       -0.45
- -------------------------------------------------------------------------------------------------------------------

    Total interest-earning assets (1)    $  899,243  $  413,107  $  486,136        8.12%       8.63%      -0.52%
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------

NOW accounts                             $   77,198  $   44,173  $   33,025        2.02%       1.94%       0.07%
Money market deposits                        27,315      13,190      14,125        3.81        3.47        0.35
Savings deposits                            234,295     117,010     117,285        3.71        4.26       -0.55
Time deposits                               336,272     151,489     184,783        5.60        5.71       -0.11
Federal Home Loan Bank advances             114,297      15,505      98,792        5.73        6.34       -0.61
Other borrowings                             39,296      19,541      19,755        4.59        4.97       -0.38
- -------------------------------------------------------------------------------------------------------------------

    Total interest-bearing liabilities   $  828,673  $  360,908  $  467,765        4.64%       4.69%      -0.04%
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------

      Net interest margin (1)                                                      3.84%       4.54%      -0.70%
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------


                                             QUARTER ENDED JUNE 30, 1996 AND 1995
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                       RATE/VOLUME VARIANCE ANALYSIS
                                                          INTEREST          ------------------------------------------------
                                                       INCOME/EXPENSE                   INCREASE/(DECREASE) DUE TO:
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                                        VOLUME/
                                               1996        1995  (DECREASE)      VOLUME       RATE        RATE       TOTAL
- -----------------------------------------------------------------------------------------------------------------------------
Federal funds sold and other
    short term investments                $      44   $      71   $     (27)  $      (0)  $      (0)  $     (27) $      (27)
Securities:
    Available-for-sale                        5,753       1,026       4,727       4,431          56         240       4,727
    Held-to-maturity (1)                          -         646        (646)       (644)       (644)        642        (646)
Loans, net of unearned discount (1)          12,347       7,147       5,200       5,847        (345)       (302)      5,200
- -----------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets (1)     $  18,144   $   8,890   $   9,254   $   9,633   $    (933)  $     554   $   9,254
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------

NOW accounts                              $     387   $     214   $     173   $       2   $       0   $     171   $     173
Money market deposits                           259         114         145         122          11          12         145
Savings deposits                              2,161       1,244         917       1,244        (161)       (165)        917
Time deposits                                 4,682       2,157       2,525       2,624         (42)        (57)      2,525
Federal Home Loan Bank advances               1,628         245       1,383       1,557         (23)       (150)      1,383
Other borrowings                                448         242         206         244         (19)        (19)        206
- -----------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities    $   9,565   $   4,216   $   5,349   $   5,791   $    (234)  $    (209)  $   5,349
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
      Net interest income (1)             $   8,579   $   4,674   $   3,905   $   3,842   $    (699)  $     763   $   3,905
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------


(1) Presented on a tax-equivalent basis assuming statutory income tax rates of 34% for 1996 and 1995.

    The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the six months ended June 30, 1996 as compared to 1995. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.

                       SIX MONTHS ENDED JUNE 30, 1996 AND 1995
- --------------------------------------------------------------------------------



                                              SIX MONTH AVERAGE EARNING                 INTEREST RATES
                                            ASSETS AND PAYING LIABILITIES                 EARNED/PAID
- -------------------------------------------------------------------------------------------------------------------
                                                                  INCREASE/                            BASIS POINTS
                                            1996        1995      (DECREASE)       1996        1995      INC/(DEC)
- -------------------------------------------------------------------------------------------------------------------
Federal funds sold and other
    short term investments               $   20,253  $    3,527   $  16,726        5.46%       5.89%      -0.43%
Securities:
    Available-for-sale                      325,738      62,318     263,420        6.73        6.56        0.17
    Held-to-maturity (1)                          -      41,030     (41,030)          -        6.61       -6.61
Loans, net of unearned discount (1)         538,979     300,750     238,229        8.95        9.31       -0.36
- -------------------------------------------------------------------------------------------------------------------

    Total interest-earning assets (1)    $  884,970  $  407,625   $ 477,345        8.05%       8.58%      -0.53%
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------

NOW accounts                             $   76,193  $   44,503   $  31,690        2.07%       1.93%       0.14%
Money market deposits                        26,821      14,034      12,787        3.79        3.41        0.38
Savings deposits                            232,589     117,579     115,010        3.70        4.25       -0.54
Time deposits                               330,953     145,037     185,916        5.66        5.43        0.23
Federal Home Loan Bank advances             107,941      13,713      94,228        5.77        6.10       -0.33
Other borrowings                             38,084      21,541      16,543        4.59        5.04       -0.45
- -------------------------------------------------------------------------------------------------------------------

    Total interest-bearing liabilities   $  812,581  $  356,407   $ 456,174        4.67%       4.52%       0.14%
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------

      Net interest margin (1)                                                      3.77%       4.63%      -0.86%
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------


                                             SIX MONTHS ENDED JUNE 30, 1996 AND 1995
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                       RATE/VOLUME VARIANCE ANALYSIS
                                                          INTEREST          ------------------------------------------------
                                                       INCOME/EXPENSE                   INCREASE/(DECREASE) DUE TO:
- -----------------------------------------------------------------------------------------------------------------------------
                                                                 Increase/                              VOLUME/
                                               1996        1995  (DECREASE)      VOLUME       RATE        RATE       TOTAL
- -----------------------------------------------------------------------------------------------------------------------------
Federal funds sold and other
    short term investments                $     550   $     103   $     447   $       5   $      (0)  $     442   $     447
Securities:
    Available-for-sale                       10,904       2,028       8,876       8,596          52         227       8,876
    Held-to-maturity (1)                          -       1,344      (1,344)     (1,348)     (1,348)      1,351      (1,344)
Loans, net of unearned discount (1)          23,988      13,878      10,110      11,024        (531)       (382)     10,110
- -----------------------------------------------------------------------------------------------------------------------------

    Total interest-earning assets (1)     $  35,442   $  17,353   $  18,089   $  18,277   $  (1,827)  $   1,639   $  18,089
- -----------------------------------------------------------------------------------------------------------------------------

NOW accounts                              $     784   $     426   $     358   $       3   $       0   $     355   $     358
Money market deposits                           505         237         268         217          27          25         268
Savings deposits                              4,285       2,476       1,809       2,429        (317)       (303)      1,809
Time deposits                                 9,314       3,903       5,411       5,017         168         226       5,411
Federal Home Loan Bank advances               3,097         415       2,682       2,860         (23)       (155)      2,682
Other borrowings                                869         538         331         414         (48)        (35)        331
- -----------------------------------------------------------------------------------------------------------------------------

    Total interest-bearing liabilities    $  18,854   $   7,995   $  10,859  $   10,939   $    (193)  $     113   $  10,859
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------

      Net interest income (1)             $  16,588   $   9,358   $   7,230  $    7,338   $  (1,634)  $   1,526   $   7,230
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------



(1) Presented on a tax-equivalent basis assuming statutory income tax rates of 34% for 1996 and 1995.

NONINTEREST INCOME
    Noninterest income increased $810,000, or 68.3%, for the second quarter of 1996, as compared to the same quarter of 1995. The Indiana acquisition provided $419,000 of the increase. The Michigan subsidiary had an increase in deposit service charges of $70,000 or 18.6%; trust income increased $56,000 or 46.7%; brokerage and investment fees increased $69,000 or 234.3%; and other loan fees from credit life premiums and loan sales increased $180,000 or 82.9%.
    Noninterest income increased $1,439,000, or 67.2%, for the six months ended June 30, 1996, as compared to the same period in 1995. The Indiana acquisition provided $930,000 of the increase, of which $231,000 was security gains. The Michigan subsidiary had an increase in deposit service charges of $93,000 or 12.7%; trust income increased $80,000 or 33.3%; brokerage and investment fees increased $105,000 or 200.7%; and other loan fees from credit life premiums and loan sales increased $191,000 or 46.2%.

NONINTEREST EXPENSE
    Noninterest expense increased $2,689,000 or 77.7% for the second quarter 1996 as compared to the same quarter 1995. The Indiana acquisition provided $2,354,000 of the increase. In addition, professional and legal fees increased at the Michigan subsidiary by $70,000 or 145.4%; depreciation expense on equipment increased $63,000 or 51.2% to support computer needs for the Indiana acquisition; supplies expense increased $102,000 or 93.9% primarily from costs associated with the name change in the second quarter. The Federal Deposit Insurance Company ("FDIC") expense continued to decrease at the Michigan subsidiary by $154,000 or7 6.9% in the second quarter, as compared to the same period in 1995.
    Noninterest expense increased $5,147,000 or 76.2% for the six months ended June 30, 1996, as compared to the same period in 1995. The Indiana acquisition provided $4,536,000 of the increase. In addition, equipment expense increased at the Michigan subsidiary by $166,000 or 40.2% related to computer upgrades to support new services, supermarket banking, and the Indiana acquisition; supplies expense increased $106,000 or 49.3% related to the name change; and marketing expense increased $83,000 or 28.3% primarily due to costs associated with the name change and a new line of checking accounts. The FDIC expense decreased by $314,000 or 367.9% at the Michigan subsidiary for the six months ended June 30, 1996, as compared to the same period in 1995; telephone expense increased $62,000 or 68.9% as communication costs increased associated with the Indiana acquisition; and professional fees increased $97,000 or 96.0%.

                           ANALYSIS OF FINANCIAL CONDITION

LIQUIDITY AND FUNDING
    The Company manages its liquidity in order to maximize earnings opportunities and to ensure that the cash flow needs of the parent and subsidiary companies are met in a cost-effective manner.
    The Company's total assets increased by $533,728,000 or 122.5% to T$969,604,000 at June 30, 1996 from from $435,876,000 at June 30, 1995. The
Indiana acquisition added $480,443,000 to total assets. At the Michigan subsidiary, total loans increased $15,436,000 or 5.0%; total securities increased $37,626,000 or 28.0%. Deposits and short-term borrowings are the Company's primary funding sources. Deposits increased $369,716,000 or 100.1% as of June 30, 1996 as compared to June 30, 1995. The Indiana subsidiary accounted for $341,527,000 of the increase, while the Michigan subsidiary added $28,189,000 or 7.6% in deposits, mainly in short-term time and demand deposits. Borrowed funds increased $127,803,000 or 483.5% with the Indiana acquisition providing $98,063,000 of the increase as the Indiana subsidiary utilized the Federal Home Loan Bank ("FHLB") as a source of funding specific match investment purchases.
    Liquidity is the ability to satisfy demands for extensions of credit, deposit withdrawals, and other customer and operational needs. Traditional sources of liquidity include asset maturities and core deposit growth. Pinnacle maintains a portion of its assets in liquid form to meet anticipated withdrawal requirement and loan demand from customers. At June 30, 1996, cash and due from banks, federal funds sold, and money market instruments totaled $23,474,000 representing 2.4% of the Company's total assets. Additional liquidity is providedby the ability to borrow from the FHLB. As of June 30, 1996, the Company had borrowed $121,063,000 from the FHLB to match longer term loans and specific securities with matching maturities.
    Pinnacle placed 100% of the security portfolio at December 1, 1995, as being available-for-sale totaling $341,647,000 as of June 30, 1996 which would be available to meet any liquidity needs of the Company.
    Proceeds from the sales of securities available-for-sale amounted to $47,996,000 in the six months ended June 30, 1996 and $37,502,000 for the same period in 1995 with resulting gains of $270,000 and $181,000, respectively. At June 30, 1996 gross unrealized holding gains and gross unrealized holding losses in the Company's total security portfolio totaled approximately $601,000 and $7,088,000, respectively. At June 30, 1995 gross unrealized holding gains and gross unrealized holding losses in the Company's total security portfolio amounted to $624,000 and $324,000, respectively.
    The focus of liquidity management at Pinnacle is to satisfy general operating expenses, to service existing debt, and to take advantage of investment opportunities which management believes will result in an improved return to stockholders. The primary source of funds for Pinnacle is the receipt of dividend payments from Peoples and First Federal.
    Dividends paid to the Company by Peoples amounted to $1,575,000 as of June 30, 1996 and $850,000 by First Federal. Dividends paid to Pinnacle by Peoples amounted to $1,457,000 as of June 30, 1995. Under current regulations, the amount of dividends that Peoples and First Federal can declare in 1996 is limited to its 1996 net profits (as defined in the Federal Reserve Act) plus retained profits for 1996 and 1995, unless regulatory approval is obtained.

CAPITAL COMPONENTS

    The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established a capital-based supervisory system of prompt corrective action for all depository institutions. The bank regulatory agencies' "implementing rule" under FDICIA defines "well-capitalized" institutions (the highest possible rating) as those whose capital ratios equal or exceed all the following: Tier I Risk-Based Ratio, 6.00%, Total Risk-Based Ratio, 10.00% and Tier I Leverage Ratio, 5.00%. At June 30, 1996 and June 30, 1995, the Company and its subsidiaries reported capital ratios in excess of these "well capitalized" standards.
    The following table details Pinnacle's capital components and ratios at June 30, 1996 and December 31, 1995 based upon the capital requirements set by regulatory agencies.



                                                                      JUNE 30,          DECEMBER 31,
(Dollars in thousands)                                                  1996                1995
- ----------------------------------------------------------------------------------------------------------------------------------
Tier 1
  Common stockholders' equity                                      $     71,894     $        74,896
  Net unrealized (gains) losses on securities available-for-sale          4,281              (1,137)
  Less:  net unrealized losses on equity securities,
         goodwill and other intangibles                                 (14,890)            (15,661)
- ----------------------------------------------------------------------------------------------------------------------------------

    Total tier 1 capital                                           $     61,285     $        58,098
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
  Tier 1 capital / risk adjusted assets                                  12.18%              12.10%
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

  Minimum regulatory tier 1 capital requirement                    $     20,121     $        19,214
  Minimum regulatory tier 1 capital / risk adjusted assets                4.00%               4.00%

  Excess tier 1 capital                                            $     41,164     $        38,884
  Excess tier 1 capital / risk adjusted assets                            8.18%               8.10%

Tier 2
  Allowable portion of the reserve for possible credit losses      $      5,815     $         5,852
- ----------------------------------------------------------------------------------------------------------------------------------
    Total tier 2 capital                                           $      5,815     $         5,852
- ----------------------------------------------------------------------------------------------------------------------------------
    Total risk-based capital                                       $     67,100     $        63,950
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
Risk-adjusted assets                                               $    503,020     $       480,342
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

Quarterly average total assets less deductible intangibles         $    940,084     $       548,448
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

Total risk-based capital / risk-adjusted assets
    (regulatory minimum is 8%                                            13.34%              13.31%

Tier 1 capital / quarterly average total assets less
    deductible intangibles (leverage ratio)
    (regulatory minimum is 3% to 5%)                                      6.52%              10.59%




    Tier 1 and total qualifying capital increased $3,187,000 and $3,150,000, respectively, as of June 30, 1996 as compared to December 31, 1995, due primarily to net income offset by cash dividends paid.
    On December 31, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting of Certain Investments in Debt and Equity Securities." The unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are reportable as a separate component of stockholders' equity until realized. However, for determining risk-based capital ratios, only unrealized holding losses on equity securities are considered as a component of qualifying capital.

                                    ASSET QUALITY

NONPERFORMING ASSETS
    Nonperforming assets include nonaccruing loans, restructured loans, contractually past due 90 days or more but still accruing loans, and other real estate owned. The following table presents detailed information concerning nonperforming assets at June 30, 1996, and December 31, 1995.

                                                           JUNE 30, DECEMBER 31
Dollars in thousands                                         1996      1995
- --------------------------------------------------------------------------------
Nonperforming assets  (a) :
  Nonaccruing loans:
    Real estate                                               $  937  $  1,351
    Commercial                                                 1,416     1,807
    Other                                                        195       163
- --------------------------------------------------------------------------------
    Total nonaccruing loans                                    2,548     3,321

  Contractually past due but still accruing loans (a)
    Real estate                                                1,200       557
    Commercial                                                 1,343        52
    Other                                                         57        66
- --------------------------------------------------------------------------------
    Total contractually past due but still accruing
    loans (a)                                                  2,600       675

  Restructured loans                                             230       324
- --------------------------------------------------------------------------------
    Total nonperforming loans                                  5,378     4,320

  Other real estate owned                                      1,234     1,419
- --------------------------------------------------------------------------------
    Total nonperforming assets                              $  6,612  $  5,739
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
  Nonperforming loans / loans                                   0.95%     0.83%
  Nonperforming assets / loans and other real estate owned      1.16%     1.10%
  Reserve for possible loan losses / nonperforming loans      108.13%   135.46%
  Reserve for possible loan losses / nonperforming assets      87.95%   101.97%
- --------------------------------------------------------------------------------
(a)    Accruing loans past due 90 days or more.

  The increase in total nonperforming loans from December 31, 1995 to June 30, 1996 is primarily due to an increase in commercial nonaccruing loans and accruing loans past due 90 days or more of $900,000 and real estate nonaccruing loans and accruing loans past due 90 days or more of $229,000.
  Management's determination regarding the accrual of interest on loans that were 90 days or more past due but still accruing is based on the availability and sufficiency of collateral and the status of collection efforts. In the present environment, certain of such loans could become nonperforming assets and/or result in charge-offs in the future.
  Management continues to focus on asset quality and its potential impact on the provision and the reserve for possible loan losses. The Company believes that it has responded appropriately to the current economic environment, and is prepared to forego transactions which do not meet it quality standards.

LOAN LOSS EXPERIENCE
    The following table provides detailed information pertaining to the Company's provision and reserve for possible loan losses and charge-off experience.

                                                             QUARTER                       SIX MONTHS
                                                           ENDED JUNE 30,                 ENDED JUNE 30,
                                                         1996           1995           1996            1995
- ----------------------------------------------------------------------------------------------------------------------------------
Loans outstanding at end of period, net of
  unearned income                                                                   $  566,383      $ 306,985
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
Average loans for the period, net                      $ 524,245     $  295,910     $  538,979      $ 300,750
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses, beginning of period         $   5,803     $    5,048     $    5,852      $   5,014
  Charge-offs for period:
    Commercial loans                                           -            (56)           (40)           (56)
    Real estate loans                                         (5)            (9)           (28)           (36)
    Consumer loans                                          (162)          (158)          (320)          (257)
- ----------------------------------------------------------------------------------------------------------------------------------
      Total charged-offs                                    (167)          (223)          (388)          (349)
  Recoveries for period:
    Commercial loans                                          64             52            116             98
    Real estate loans                                         10              1             14              8
    Consumer loans                                            35             27             71             49
- ----------------------------------------------------------------------------------------------------------------------------------
      Total recoveries                                       109             80            201            155
- ----------------------------------------------------------------------------------------------------------------------------------
Net charged-offs for the period                              (58)          (143)          (187)          (194)
- ----------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                     70             40            150            125
- ----------------------------------------------------------------------------------------------------------------------------------
Total allowance for loan losses, end of period          $  5,815       $ 4,945$          5,815       $  4,945
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

Ratio of net charge-offs during the period to average
  loans outstanding                                         0.01%          0.05%          0.03%          0.06%
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

Allocation of allowance for loan losses:
  Commercial loans                                                                $      3,245    $     2,897
  Real estate loans                                                                      1,461          1,161
  Consumer loans                                                                         1,109            887
- ----------------------------------------------------------------------------------------------------------------------------------
    Total allowance for loan losses                                               $      5,815    $     4,945
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

Percentage of loans to total gross loans:
  Real estate loans                                                                         50%            33%
  Commercial loans                                                                          32             45
  Home Equity loans                                                                         10              9
  Consumer loans                                                                             8             13
- ----------------------------------------------------------------------------------------------------------------------------------
      Total                                                                                100%           100%
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

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

    Effective January 1, 1995, the Company adopted the Financial Accounting Standard Board's Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures".
A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due.
Under SFAS 114 and SFAS 118, "impaired" loans must be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent. SFAS 114 and SFAS 118 do not apply to certain groups of small-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, or debt securities. Prior to January 1, 1995, the Company's impaired loans were described as, and included in, nonaccrual loans. The adoption of the Statements had no effect on the Company's nonperforming assets or financial statements.
    SFAS 114 and SFAS 118 also require additional disclosures. As a result, the Company has expanded its accounting policy regarding the recognition of interest income on loans to read as follows: "Interest income is not accrued on loans where management has determined that the borrowers may be unable to meet contractual principal and/or interest obligations, or where interest or principal is 90 days or more past due, unless the loans are adequately secured and in the process of collection. When a loan is placed on nonaccrual status (which includes "impaired" loans), interest accruals cease and uncollected accrued interest is reversed and charged against current income. Nonaccrual loans are generally not returned to accruing status until principal and interest payments have been brought current and full collectibility is reasonably assured. Cash receipts on nonaccrual loans are generally applied to the principal balance until the remaining balance is considered fully collectible, at which time interest income may be recognized when received. Interest on loans that have been restructured is recognized according to the revised terms."
    As of June 30, 1996, under SFAS 114 and SFAS 118, the Company's impaired loans totaled $1,720,000 (of which $1,500,000 were on a nonaccrual basis).
The related allowance for loan loss on impaired loans of $1,038,000 at June 30, 1996, was $349,000. The Company's impaired loans averaged $1,233,000 for the six months ended June 30, 1996. Interest income of approximately $14,000 and $58,000 was recognized for the second quarter and six months ended June 30, 1996, respectively, of which approximately $2,000 and $41,000 was on a cash basis, on impaired loans for the quarter and six months ended June 30, 1996. Charge-offs of approximately $56,000 were recognized on impaired loans during the six months ended June 30, 1996, of which no charge-off's were recorded during the second quarter.
    The levels of the provision and reserve for possible loan losses are based on management's ongoing assessment of the Company's credit exposure and consideration of a number of factors, including prevailing and anticipated economic conditions, assigned risk ratings on credit exposures, the diversification and size of the loan portfolio, the results of the most recent regulatory examinations available to the Company, the current and projected financial status and creditworthiness of borrowers, certain off-balance sheet credit risks, the nature and level of nonperforming assets and loans that have been identified as potential problems, the adequacy of collateral, past and expected loss experience and other factors deemed relevant by management. The Company's risk rating system and the quarterly reporting process for problem and vulnerable credits are utilized by management in determining the adequacy of the Company's reserve for possible loan losses.

    Net charge-offs were $58,000 in the second quarter of 1996, compared to $143,000 in the second quarter of 1995. Net charge-off's were $187,000 and $194,000 for the six months ended June 30, 1996 and 1995, respectively. In the second quarter of 1996 and 1995, respectively, net charge-offs included
- -$64,000 (recoveries) and -$52,000 (recoveries) related to commercial borrowers, $35,000 and $27,000 in consumer credits and and $10,000 and $1,000 in real estate credits. For the six months ended June 30,1996 and 1995, respectively, net charge-off's included -$116,000 (recoveries) and
- -$98,000 (recoveries) related to commercial borrowers, $71,000 and $49,000 in consumer credits and $14,000 and $8,000 in real estate credits.

                             PART II.  OTHER INFORMATION

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              (a)  Annual Meeting of Pinnacle Financial Services, Inc.,
                     April 30, 1996
              (c)  Matters voted upon and Tabulations for Director nominees

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibit 3 - (I)  Articles of Incorporation amended and restated April 1996

                   Exhibit 13 - 1996 Second Quarter Report to Shareholders;
                             1995 Annual Report to Shareholders; 1996 Proxy Statement

                   Exhibit 27 - Financial Data Schedule


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PINNACLE FINANCIAL SERVICES, INC.

DATE:      August 8, 1996    /s/ David W. Kolhagen
                             ------------------------------------------
                             David W. Kolhagen
                             Vice President, Chief Financial Officer



                             /s/ John A. Newcomer
                             ------------------------------------------
                             John A. Newcomer
                             Corporate Affairs Officer

PART II

       Item 4

             c. Matters voted upon and tabulations for Director nominees

       (1) Election of

          Directors        For          Against      W/Held      Broker Non-Vote
          ---------        ---          -------      ------      ---------------
       John Cunningham     4,049,109                 14,352
       Peter DeGroot       4,098,997                  9,464
       Charles Edinger     4,096,277                 12,184
       John Fetters        4,098,198                 10,263
       Terrence Friedman   4,098,997                  9,464
       Richard Schanze     4,098,997                  9,464
       Kay Varga           4,049,532                 58,929
       Arnold Weaver       4,098,997                  9,464
       Alton Wendzel       4,098,997                  9,464

       (2) Amend the Articles of Incorporation to Increase Number of Authorized Shares from 10,000,000 to 15,000,000

                           3,983,199    101,946      23,316

       (3) Amend the 1993 Pinnacle Financial Services, Inc. Stock Option Plan, increasing plan shares
                           3,876,515    149,213      72,773            9,960

Articles of Incorporation
Page 3


      We, the incorporation, sign our names this   31   day of   March  , 1986.
                                                 ------        ---------



                                       ----------------------------------------
                                       Richard L. Schanze



                                       ----------------------------------------
                                       Lester C. Tiscornia



                                       ----------------------------------------
                                       Alton Wendzel



                                       ----------------------------------------
                                       Charles R. Edinger



                                       ----------------------------------------
                                       John D. Fetters