Form 10-Q
period 1996-09-30
PINNACLE FINANCIAL SERVICES INC
filed 1996-11-13
CIK 853461

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                  FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 1996     Commission file number #0-17937


                       PINNACLE FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)


                Michigan                                   38-2671129
       (State of Incorporation)               (IRS Employer Identification No.)

   830 Pleasant Street, St. Joseph, Michigan                  49085
   (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (616) 983-6311

            Securities registered pursuant to Section 12(g) of the Act:


            COMMON STOCK, NO PAR VALUE, 15,000,000 SHARES AUTHORIZED


Indicate by check mark whether the registrant (1) has filed all reports required to be by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x   No
                                       ------   -----

The number of common shares, no par value, outstanding as of September 30, 1996 was 5,875,121.

PINNACLE FINANCIAL SERVICES, INC.

FORM 10-Q
September 30, 1996


          TABLE OF CONTENTS                                            PAGE

PART I.                   FINANCIAL INFORMATION
  Item 1.  Financial Statements and Notes

    Consolidated Statements of Income
      Nine Months Ended September 30, 1996 and 1995                           3

    Consolidated Balance Sheets
      September 30, 1996; September 30, 1995; December 31, 1995               4

    Consolidated Statements of Changes in Stockholders' Equity
      Nine Months Ended September 30, 1996 and 1995                           5

    Consolidated Statements of Cash Flows
      Nine Months Ended September 30, 1996 and 1995                           6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operation                                 7

PART II.                    OTHER INFORMATION

  Items 1-3 These items have been omitted from this Form since they are inapplicable or would have contained a negative
             response                                                        19

  Item 4.   Submission of Matters to a Vote of Security Holders              19

  Item 5.   Other Information                                                19

  Item 6.  Exhibits and Reports on Form 8-K                                  19

  Signatures                                                                 19

                        PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

--------------------------------------------------------------------------------------------------------------
                                                              QUARTER ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                SEPTEMBER 30,
(Dollars in thousands, except per share data)              1996           1995           1996          1995
--------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
    Interest and fees on loans:
        Taxable                                         $  12,638       $  7,160      $  36,501     $  20,865
        Tax-exempt                                             50             49            136           168
    Interest and dividends on securities:
        Available-for-sale
             Taxable                                        5,631            998         15,771         3,026
             Tax-exempt                                       261              -            785           -
        Held-to-maturity
             Taxable                                            -            307              -           991
             Tax-exempt                                         -            212              -           667
    Interest on federal funds sold                             45            120            150           182
    Interest on interest-bearing deposits with financial
      institutions                                             10              2            455            43
        Total interest income                              18,635          8,848         53,798        25,942

INTEREST EXPENSE:
    Interest on deposits                                    7,695          3,890         22,583        10,932
    Federal Home Loan Bank advances                         1,835            166          4,932           581
    Interest on securities sold under repurchase
      agreements and other borrowings                         383            134          1,252           672
--------------------------------------------------------------------------------------------------------------
        Total interest expense                              9,913          4,190         28,767        12,185
--------------------------------------------------------------------------------------------------------------
        Net interest income                                 8,722          4,658         25,031        13,757
PROVISION FOR LOAN LOSSES                                      95             70            245           195
--------------------------------------------------------------------------------------------------------------
        Net interest income, after provision for
          loan losses                                       8,627          4,588         24,786        13,562
--------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME:
    Service charges on deposit accounts                       538            381          1,474         1,116
    Trust income                                              159            163            479           403
    Securities gains and losses, net                           87              -            357           181
    Other income                                            1,232            538          3,286         1,523
--------------------------------------------------------------------------------------------------------------
        Total noninterest income                            2,016          1,082          5,596         3,223

NONINTEREST EXPENSES:
  Salaries and benefits                                     2,622          1,661          7,851         4,807
  Occupancy expense                                           596            246          1,597           755
  Equipment expense                                           391            219          1,147           632
  FDIC insurance premiums                                   2,600             20          3,046           420
  Other expense                                             2,526          1,239          6,997         3,527
--------------------------------------------------------------------------------------------------------------
      Total noninterest expenses                            8,735          3,385         20,638        10,141
--------------------------------------------------------------------------------------------------------------
Income before income tax expense                            1,908          2,285          9,744         6,644
Income tax expense                                            647            717          3,459         2,069
--------------------------------------------------------------------------------------------------------------
Net income                                                  1,261          1,568          6,285         4,575
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Net income per common share                               $  0.21        $  0.41        $  1.07       $  1.20
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                     5,873,745      3,821,904      5,873,541     3,821,904
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Cash dividends declared per common share                  $  0.21        $  0.19        $  0.61       $  0.57
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------


PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

-----------------------------------------------------------------------------------------------

(Dollars in thousands)                                    9/30/96        9/30/95       12/31/95
-----------------------------------------------------------------------------------------------
ASSETS:
  Cash and due from banks                               $  27,796      $  16,698     $  24,681
  Federal funds sold                                        4,327         11,650         3,850
-----------------------------------------------------------------------------------------------
      Total  cash and cash equivalents                     32,123         28,348        28,531

  Interest-bearing deposits with financial institutions       364            130        41,511
  Securities available-for-sale                           360,076         61,679       287,532
  Securities held-to-maturity                                   -         35,282           -
  Loans, net of unearned income:
    Real estate                                           277,394        104,263       268,911
    Commercial                                            201,054        133,385       154,044
    Tax-exempt                                              4,643          2,730         2,678
    Consumer                                              105,063         69,437        92,826
-----------------------------------------------------------------------------------------------
          Subtotal loans                                  588,154        309,815       518,459
    Less allowance for loan losses                          5,676          4,865         5,852
-----------------------------------------------------------------------------------------------
      Net loans                                           582,478        304,950       512,607
  Premises and equipment, net                              12,744          7,517        12,546
  Accrued interest receivable and other assets             30,655         10,600        28,719
-----------------------------------------------------------------------------------------------
      Total assets                                     $1,018,440     $  448,506    $  911,446
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
LIABILITIES:
  Deposits:
    Noninterest-bearing demand                          $  65,153      $  40,808     $  50,400
    Interest-bearing demand                                74,824         51,499        80,066
    Savings                                               267,693        129,717       252,453
    Time                                                  337,151        157,987       320,181
-----------------------------------------------------------------------------------------------
      Total deposits                                      744,821        380,011       703,100

  Federal Home Loan Bank advances                         150,024         11,000        96,752
  Securities sold under repurchase agreements and other
    borrowings                                             43,291         14,610        30,402
  Accrued interest payable and other liabilities            6,823          3,839         6,296
-----------------------------------------------------------------------------------------------
      Total liabilities                                   944,959        409,460       836,550
-----------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common Stock; no par value; 15,000,000 shares
    authorized; 5,875,121 shares issued and outstanding
    at September 30, 1996 and 5,873,358 shares issued
    and outstanding at December 31, 1995 and 3,821,904
    shares issued and outstanding at September 30, 1995    19,110         19,110        19,110
      Additional paid in capital                           43,946         10,005        44,174
      Retained earnings                                    13,177          9,708        10,475
      Net unrealized gain (loss) on securities
        available-for-sale                                 (2,752)           223         1,137
-----------------------------------------------------------------------------------------------
      Total stockholders' equity                           73,481         39,046        74,896
-----------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity   $1,018,440     $  448,506    $  911,446
-----------------------------------------------------------------------------------------------

SEE DECEMBER 31, 1995 ANNUAL REPORT FOR AUDITOR'S REPORT.

PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED STOCKHOLDERS' EQUITY SCHEDULE

----------------------------------------------------------------------------------------------------------------------------
                                                                                                   GAINS (LOSSES)
                                                                      ADDITIONAL                   ON SECURITIES
                                                          COMMON       PAID-IN        RETAINED     AVAILABLE-FOR
(Dollars in thousands)                                    STOCK        CAPITAL        EARNINGS          SALE          TOTAL
----------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1995                                $  19,110      $  10,005       $  7,311        $ (1,278)   $  35,148
Net income                                                                                4,575                        4,575
Cash dividends declared,  $.57 per share                                                 (2,178)                      (2,178)
Change in unrealized gains/(losses) for securities
 available-for-sale, net of tax effect of $773                                                           (1,501)      (1,501)
----------------------------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1995                             $  19,110      $  10,005       $  7,708      $      223    $  39,046
Net income                                                                                1,883                        1,883
Common stock issuance, 862,500 shares, net of
  stock offering costs                                                    13,184                                      13,184
Common stock issuance per merger, 1,188,954 shares
  at $17.65 per share                                                     20,985                                      20,985
Cash dividends declared,  $.19 per share                                                 (1,116)                      (1,116)
Change in unrealized gains/(losses) for securities
  available-for-sale, net of tax effect of $471                                                             914          914
----------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995                                 19,110         44,174         10,475           1,137       74,896
Net income                                                                                2,444                        2,444
Common stock issuance, 862,500 shares, net of
  stock offering costs                                                      (259)                                       (259)
Cash dividends declared,  $.19 per share                                                 (1,116)                      (1,116)
Change in unrealized gains/(losses) for securities
  available-for-sale, net of tax effect of $(1,271)                                                      (2,467)      (2,467)
----------------------------------------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 1996                                    19,110         43,915         11,803          (1,330)      73,498
Net income                                                                                2,580                        2,580
Cash dividends declared,  $.21 per share                                                 (1,233)                      (1,233)
Change in unrealized gains/(losses) for securities
  available-for-sale, net of tax effect of $(1,520)                                                      (2,951)      (2,951)
----------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1996                                  $  19,110      $  43,915      $  13,150       $  (4,281)   $  71,894
Common stock issuance, 1,763 shares in options
  exercised                                                                   31                                          31
Net income                                                                                1,261                        1,261
Cash dividends declared,  $.21 per share                                                 (1,234)                      (1,234)
Change in unrealized gains/(losses) for securities
  available-for-sale, net of tax effect of $788                                                           1,529        1,529
----------------------------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1996                             $  19,110      $  43,946      $  13,177       $  (2,752)   $  73,481
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
(Dollars in thousands)                                     1996           1995           1994
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                       $  6,285       $  4,575      $  3,924
        Adjustments to reconcile net income to net
          cash provided by operating activities:
              Depreciation and amortization                 1,948            876           933
              Net amortization on loans and securities      1,096            946         1,067
              Provision for loan losses                       245            195            65
              Deferred federal income taxes                    35           (177)         (205)
              Mortgage loans originated for sale          (88,167)        (2,309)       (2,546)
              Proceeds from sales of loans                 87,067         11,243        16,230
              Gain on sale of securities, net                (357)          (181)          (71)
              Gain on sale of loans, net                     (944)           (97)           (3)
              Increase in interest receivable and other
                assets                                       (938)        (1,778)          693
              Increase in interest payable and other
                liabilities                                   409            492          (693)
----------------------------------------------------------------------------------------------
             NET CASH PROVIDED BY OPERATING ACTIVITIES      6,679         13,785        19,394
----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Net (increase) decrease in loans, excluding loan
          sales, purchases, and originated for sale       (35,222)       (19,428)      (28,696)
        Purchases of loans                                (33,612)        (9,737)       (3,258)
        Purchases of securities available-for-sale       (191,309)       (55,833)      (22,039)
        Purchases of securities held-to-maturity                -         (1,120)       (3,515)
        Proceeds from sales of  securities
          available-for-sale                               83,036         37,502         9,154
        Proceeds from maturities and paydowns of
          securities available-for-sale                    29,860          5,020        22,273
        Proceeds from maturities and paydowns of
          securities held-to-maturity                           -         11,013        14,469
        Net increase in interest-bearing deposits with
          financial institutions                           41,147          1,022        (5,019)
        Capital expenditures                               (1,176)        (1,125)         (557)
----------------------------------------------------------------------------------------------
             NET CASH USED BY INVESTING ACTIVITIES       (107,276)       (32,686)      (17,188)
----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase (decrease) in deposits                41,721         28,835        (3,003)
        Net increase in securities sold under repurchase
        agreements and other borrowings                    66,161          5,728         4,234
        Common stock issued                                  (228)             -             -
        Dividends paid                                     (3,465)        (2,064)       (1,682)
----------------------------------------------------------------------------------------------
             NET CASH PROVIDED (USED) BY
              FINANCING ACTIVITIES                        104,189         32,499          (451)
----------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                   3,592         13,598         1,755
Cash and cash equivalents at beginning of year             28,531         14,750        13,892
----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                $  32,123      $  28,348     $  15,647
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:
             Interest paid                              $  28,671      $  11,829      $  8,624
             Federal income taxes paid                  $   4,070      $   2,492      $  2,035
             Loans transferred to other real estate
               owned                                    $     216      $     587      $    463
----------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements of Pinnacle Financial Services, Inc. (together with its subsidiaries, the "Company") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instruction for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

          In the opinion of management, all necessary adjustments
          (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

          For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 31, 1996.

NOTE 1:   CHANGE IN ACCOUNTING FOR IMPAIRED LOANS

          Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standard No. 114 (as amended by No. 118), "Accounting by Creditors for Impairment of a Loan."

          Impaired loans under SFAS 114 and SFAS 118 are nonaccrual loans and restructured loans. All nonaccrual loans are considered impaired loans. Additionally, loans are considered impaired if principal and/or interest is considered at risk, even if the loan is current with all payments of principal and interest.

          Nonperforming loans are comprised of loans for which the accrual of interest has been discontinued, loans contractually past due 90 days or more as the interest and/or principal and not included in nonaccrual loans. Loans are generally placed on a nonaccrual basis when, in the opinion of management, collection of principal or interest payments is unlikely. Income on such loans is then recognized only to the extent that cash is received and where future collection of principal is probable.

NOTE 2:   POST PERIOD CLOSING ACQUISITION

          Effective October 1, 1996, the Company acquired 100% of the outstanding common capital stock of Starke's, Inc., ("Starke's") a full-line independent insurance agency located in St. Joseph, Michigan. The acquisition is accounted for as a pooling of interest, with 99,451 shares of the Company's common stock issued as consideration. Starke's will be operated as a wholly-owned subsidiary of Pinnacle Bank-Michigan with the existing management of Starke's remaining intact. It is anticipated that Michigan's other wholly-owned subsidiary, First Insurance, located in Merrillville, Indiana will be merged with and into Starke's on December 31, 1996. The financial results of Starke's will be included in the Company's financial statements beginning October 1, 1996. The Company's prior period financial statements have not been restated due to immateriality to the overall consolidated financial statements.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 1995 Annual Report and Form 10-K of Pinnacle Financial Services, Inc. (the "Company" or "Pinnacle"). Results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of results to be attained for any other period.

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

     The Company's subsidiaries, Peoples State Bank of St. Joseph and First Federal Savings Bank of Indiana, completed a name change effective April 29, 1996. Peoples changed its name to Pinnacle Bank-Michigan ("Michigan") and First Federal changed its name to Pinnacle Bank-Indiana ("Indiana"). The name change did not affect the separate charters of the two institutions.
Pinnacle Bank-Michigan has filed applications to merge Pinnacle Bank-Indiana with and into the Michigan subsidiary to be effective December 31, 1996. At that time, the Company will cease to be a savings and loan holding company. Approval is pending with the FDIC and the Federal Institutions Bureau of Michigan.

     Pinnacle has approximately, $1,018,440,000 in total assets as of September 30, 1996. Through its subsidiaries, it offers financial service products which include domestic banking services such as consumer, commercial and real estate loans, personal and business checking accounts, savings accounts, time deposits, safe deposit services, cash management services, and transmission of funds, as well as trust and other fiduciary services and full brokerage services. Commercial customers include retailers, commercial developers, professionals, and small manufacturers. Retail banking customers cover a broad spectrum with focus on providing personalized, high quality and comprehensive service in order to develop and maintain long-term, multiple account relationships with customers.

                           SUMMARY OF PERFORMANCE

NET INCOME

    Net income for the third quarter ending September 30, 1996 totaled $1,261,000 or $.21 per share, as compared to $1,568,000, or $.41 per share for the third quarter ending September 30, 1995 for a decrease of 19.6% on a net income basis and 48.8% decrease on a per share basis. Net income for the nine months ended September 30, 1996 totaled $6,285,000 or $1.07 per share, as compared to $4,575,000, or $1.20 per share for the same period ended September 30, 1995 for an increase of 37.4% on a net income basis and 12.1% decrease on a per share basis. The increase in net income was largely the result of higher levels of net interest income associated with higher levels earnings assets mainly associated with the First Federal acquisition that occurred on December 1, 1995, and was offset by a one-time net charge of $1,447,000 or $.25 per share by the Savings Association Insurance Fund
(SAIF). The charge by SAIF was to increase their reserves to 1.25% of insured deposits which will result in reduced future SAIF assessments charged to institutions.

    Presented below is an income statement analysis, expressed on a per-share basis, comparing the quarter and nine months ended September 30, 1996, to the same period in 1995. A more detailed discussion and analysis of the major factors outlined below is provided in following sections of this report.


                                                                 QUARTER   NINE MONTHS
---------------------------------------------------------------------------------------
Net income per-share - Period ended September 30, 1995 (1)       $  0.26     $  0.78


Pre-tax increase (decrease) in 1996, as compared to 1995
   resulting from changes in:
             Net interest income (taxable equivalent)               0.69        1.93
             Provision for loan losses                              0.00       (0.01)
             Noninterest income                                     0.16        0.40
             Noninterest expense                                   (0.66)      (1.54)
             Special SAIF assessment                               (0.25)      (0.25)
---------------------------------------------------------------------------------------
         Pre-tax increase                                          (0.06)       0.53

             Income tax expense                                     0.01       (0.24)

Net income per share - Period ended September 30, 1996           $  0.21     $  1.07
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

(1) Net income per share restated based on 5,873,745 average shares outstanding for the quarter, and 5,873,541 average shares outstanding for nine months.

RETURN ON AVERAGE ASSETS AND STOCKHOLDERS' EQUITY

    Return on average assets for the third quarter of 1996 was 0.51% as compared to 1.42% for the third quarter of 1995. Return on average assets for the nine months ended September 30, 1996 was 0.88% as compared to 1.41% for the same period in 1995. Excluding the special SAIF assessment, the return on average assets would have been 1.10% for the third quarter of 1996 and 1.08% for the nine months ended September 30, 1996.

    Return on average stockholders' equity for the third quarter of 1996 was 6.94% as compared to 16.25% for the third quarter of 1995. Return on average stockholders' equity for the nine months ended September 30, 1996 was 11.42% as compared to 16.81% for the same period in 1995. Excluding the special SAIF assessment, the return on average stockholders' equity would have been 14.90% for the third quarter of 1996 and 14.05% for the nine months ended September 30, 1996.

    The Company recognizes the importance of maximizing the use of capital to provide improved returns to our stockholders. This has been accomplished in the past by way of growth through acquisition of other financial institutions. It is management's intention to seize upon favorable opportunities which may arise with respect to community banks or other financial institutions in the future. Except for the acquisition of Starke's as previously discussed, Pinnacle's most recent acquisition occurred on December 1, 1995, when the Company acquired Maco Bancorp and its subsidiaries of First Federal Savings Bank of Indiana, Brookview Real Estate, and First Insurance, Inc., headquartered in Merrillville, Indiana.
At the time of the acquisition, First Federal added approximately $208,000,000 in loans and approximately $316,000,000 in total deposits. Operations of First Federal have been included in the Company's consolidated financial statements from December 31, 1995.

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

    Net interest income on a tax-equivalent basis for the quarter and nine months ended September 30, 1996 was $8,864,000 and $25,452,000, compared to $4,776,000 and $14,134,000 for the same periods ended September 30, 1995. The increase was primarily due to an increase in average earnings assets associated with the First Federal acquisition on December 1, 1995.

     The increase in average earning assets of $503,591,000 increased net interest income by $3,982,000 while a lower net interest margin of 3.85% for the third quarter 1996 as compared to 4.60% in 1995, a decrease of .75%, resulted in a decrease in net interest income of $724,000. The decrease in net interest margin was mainly attributed to the lower margins associated with the Indiana subsidiary who have historically operated with lower net interest margins.

     The increase in average earning assets for the nine months ended September 30, 1996 of $486,125,000 increased net interest income by $11,434,000 while a lower net interest margin of 3.80% as compared to 4.62% for the nine months ended September 30, 1996, or a decrease of .82%, resulted in a decrease in net interest income of $2,367,000, mainly attributed to lower margins with the Indiana subsidiary.

     The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the third quarter ended September 30, 1996 as compared to 1995. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.


                                                           QUARTER ENDED SEPTEMBER 30, 1996 AND 1995
-------------------------------------------------------------------------------------------------------------------------
                                                   THREE MONTHS AVERAGE ENDED                INTEREST RATES
                                                  ASSETS AND PAYING LIABILITIES               EARNED/PAID
-------------------------------------------------------------------------------------------------------------------------
                                                                           INCREASE/                        BASIS POINTS
                                                 1996           1995      (DECREASE)       1996     1995      INC/(DEC)
-------------------------------------------------------------------------------------------------------------------------
Federal funds sold and other
    short term investments                     $  4,994       $  8,366     $  (3,372)      4.38%    5.79%      (1.40%)
Securities:
    Available-for-sale                          339,914         59,103       280,811       7.04     6.70        0.34
    Held-to-maturity (1)                              -         37,108       (37,108)      0.00     6.58       (6.58)
Loans, net of unearned discount (1)             571,002        307,742       263,260       8.86     9.32       (0.47)
-------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets (1)        $  915,910     $  412,319     $ 503,591       8.16%    8.63%      (0.47%)
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

NOW accounts                                  $  76,766      $  47,034     $  29,732       1.97%    1.90%       0.08%
Money market deposits                            30,212         13,285        16,927       4.00     3.23        0.78
Savings deposits                                232,978        116,613       116,365       3.68     4.37       (0.68)
Time deposits                                   346,191        156,193       189,998       5.58     5.78       (0.20)
Federal Home Loan Bank advances                 127,062         11,000       116,062       5.75     5.99       (0.24)
Other borrowings                                 34,321         13,641        20,680       4.44     3.90        0.54
-------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities       $  847,530     $  357,766     $ 489,764       4.65%    4.65%       0.01%
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
      Net interest margin (1)                                                              3.85%    4.60%      (0.75%)
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------


                                                           QUARTER ENDED SEPTEMBER 30, 1996 AND 1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          RATE/VOLUME VARIANCE ANALYSIS
                                                    INTEREST                              -----------------------------
                                                 INCOME/EXPENSE                            INCREASE/(DECREASE) DUE TO:
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              VOLUME/
                                              1996        1995      (DECREASE)       VOLUME        RATE        RATE       TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and other
    short term investments                 $     55     $    122      $    (67)     $    (49)    $    (30)    $    12    $   (67)
Securities:
    Available-for-sale                        6,011          998         5,013         4,742           50         221      5,013
    Held-to-maturity (1)                          -          615          (615)         (615)        (615)        615       (615)
Loans, net of unearned discount (1)          12,711        7,231         5,480         6,186         (362)       (344)     5,480
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets (1)      $ 18,777     $  8,966      $  9,811      $ 10,263     $   (956)    $   504    $ 9,811
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
NOW accounts                               $    381     $    225      $    156      $    142     $      9     $     5    $   156
Money market deposits                           304          108           196           138           26          32        196
Savings deposits                              2,156        1,283           873         1,280         (201)       (206)       873
Time deposits                                 4,854        2,274         2,580         2,766          (78)       (108)     2,580
Federal Home Loan Bank advances               1,835          166         1,669         1,751           (7)        (76)     1,669
Other borrowings                                448          242           206           244          (19)        (19)       206
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities     $  9,913     $  4,190      $  5,723      $  6,281     $   (232)    $  (326)   $ 5,723
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
      Net interest income (1)              $  8,864     $  4,776      $  4,088      $  3,982     $   (724)    $   830    $ 4,088
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


(1) Presented on a tax-equivalent basis assuming statutory income tax rates of 34% for 1996 and 1995.

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the nine months ended September 30, 1996 as compared to 1995. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.


                                                   NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
-------------------------------------------------------------------------------------------------------------------------
                                            NINE MONTH AVERAGE EARNING                       INTEREST RATES
                                           ASSETS AND PAYING LIABILITIES                       EARNED/PAID
-------------------------------------------------------------------------------------------------------------------------
                                                                  INCREASE/                                  BASIS POINTS
                                          1996        1995       (DECREASE)         1996          1995         INC/(DEC)
-------------------------------------------------------------------------------------------------------------------------
Federal funds sold and other
    short term investments             $  15,110   $   5,162     $   9,948          5.35%         5.83%         (0.48)%
Securities:
    Available-for-sale                   330,488      61,236       269,252          6.84          6.61           0.23
    Held-to-maturity (1)                       -      39,708       (39,708)            -          6.60          (6.60)
Loans, net of unearned discount (1)      549,740     303,107       246,633          8.92          9.31          (0.39)
-------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets (1)  $ 895,338   $ 409,213     $ 486,125          8.09%         8.60%         (0.51)%
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
NOW accounts                           $  76,388   $  45,356     $  31,032          2.04%         1.92%          0.12%
Money market deposits                     27,959      13,782        14,177          3.87          3.35           0.52
Savings deposits                         232,723     118,599       114,124          3.70          4.28          (0.59)
Time deposits                            336,058     147,796       188,262          5.63          5.55           0.08
Federal Home Loan Bank advances          114,351      12,799       101,552          5.76          6.07          (0.31)
Other borrowings                          36,817      18,878        17,939          4.54          4.76          (0.22)
-------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities $ 824,296   $ 357,210     $ 467,086          4.66%         4.56%          0.10%
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
      Net interest margin (1)                                                       3.80%         4.62%         (0.82)%
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------



                                                   NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            RATE/VOLUME VARIANCE ANALYSIS
                                                          INTEREST                        ----------------------------------
                                                        INCOME/EXPENSE                        INCREASE/(DECREASE) DUE DO:
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      INCREASE/                               VOLUME/
                                             1996        1995        (DECREASE)        VOLUME        RATE       RATE      TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and other
    short term investments               $     605    $     225     $     380     $      434    $    (19)   $    (35)   $    380
Securities:
    Available-for-sale                      16,915        3,026        13,889         13,305         105         479      13,889
    Held-to-maturity (1)                         -        1,959        (1,959)        (1,959)     (1,959)      1,959      (1,959)
Loans, net of unearned discount (1)         36,699       21,109        15,590         17,176        (893)       (693)     15,590
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets (1)    $  54,219    $  26,319     $  27,900     $   28,956    $ (2,765)   $  1,709    $ 27,900
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
NOW accounts                             $   1,165    $     651     $     514     $      445    $     40    $     29    $    514
Money market deposits                          809          345           464            355          53          56         464
Savings deposits                             6,441        3,799         2,642          3,656        (520)       (494)      2,642
Time deposits                               14,168        6,137         8,031          7,817          88         125       8,031
Federal Home Loan Bank advances              4,932          581         4,351          4,610         (29)       (229)      4,351
Other borrowings                             1,252          672           580            639         (31)        (28)        580
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities   $  28,767    $  12,185     $  16,582     $   17,522    $   (398)   $   (542)   $ 16,582
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
      Net interest income (1)            $  25,452    $  14,134     $  11,318     $   11,434    $ (2,367)   $  2,251    $ 11,318
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


(1) Presented on a tax-equivalent basis assuming statutory income tax rates of 34% for 1996 and 1995.

NONINTEREST INCOME

     Noninterest income increased $934,000, or 86.3%, for the third quarter of 1996, as compared to the same quarter of 1995. The Indiana acquisition provided $610,000 of the increase. The Michigan subsidiary had an increase in deposit service charges of $57,000 or 15.0%; other loan fees from credit life premiums and loan sales increased $94,000 or 41.4%; and security gains increased $41,000.

     Noninterest income increased $2,373,000, or 73.6%, for the nine months ended September 30, 1996, as compared to the same period in 1995. The Indiana acquisition provided $1,540,000 of the increase, of which $277,000 was related to security gains. The Michigan subsidiary had an increase in deposit service charges of $150,000 or 13.4%; trust income increased $76,000 or 18.9%; brokerage and investment fees increased $92,000 or 85.4%; and other loan fees from credit life premiums and loan sales increased $285,000 or 44.6%.

NONINTEREST EXPENSE

    Noninterest expense increased $5,350,000 or 158.0% for the third quarter 1996 as compared to the same quarter 1995. The Indiana acquisition provided $4,554,000 of the increase, of which $2,016,000 was a result of the special SAIF assessment. In addition, the special SAIF assessment for the Michigan subsidiary was $358,000; professional and legal fees increased $86,000 or 193.3%; depreciation expense on equipment increased $67,000 or 53.5% to support computer needs for the Indiana acquisition; supplies expense increased $47,000 or 43.7% primarily from additional costs associated with the name change; and marketing expense increased $94,000 or 68.3% from additional costs associated with the name change and checking account promotions.

    Noninterest expense increased $10,497,000 or 103.5% for the nine months ended September 30, 1996, as compared to the same period in 1995. The Indiana acquisition provided $9,090,000 of the increase, of which $2,016,000 was a result of the special SAIF assessment. In addition, the special SAIF assessment for the Michigan subsidiary was $358,000; equipment expense increased at the Michigan subsidiary by $244,000 or 38.6% related to computer upgrades to support new services, supermarket banking and the Indiana acquisition; supplies expense increased $153,000 or 47.4% related to the name change; marketing expense increased $177,000 or 41.0% primarily due to costs associated with the name change and a new line of checking accounts; telephone expense increased $84,000 or 52.8% as communication costs increased associated with the Indiana acquisition; and professional fees increased $183,000 or 124.7%.

                       ANALYSIS OF FINANCIAL CONDITION

LIQUIDITY AND FUNDING

    The Company manages its liquidity in order to maximize earnings opportunities and to ensure that the cash flow needs of the parent and subsidiary companies are met in a cost-effective manner.
    The Company's total assets increased by $569,934,000 or 127.1% to $1,018,440,000 at September 30, 1996 from $448,506,000 at September 30, 1995.
The Indiana acquisition added $488,928,000 to total assets. At the Michigan subsidiary, total loans increased $22,802,000 or 7.4%, and total securities increased $60,641,000 or 62.5%. Deposits and short-term borrowings are the Company's primary funding sources. Deposits increased $364,810,000 or 96.0% as of September 30, 1996 as compared to September 30, 1995. The Indiana subsidiary accounted for $329,840,000 of the increase, while the Michigan subsidiary added $34,970,000 or 9.2% in deposits, mainly in short-term time and demand deposits. Borrowed funds increased $167,705,000 or 654.8% with the Indiana acquisition providing $115,350,000 of the increase as the Indiana subsidiary utilized the Federal Home Loan Bank ("FHLB") as a source of funding specific match investment purchases.
     Liquidity is the ability to satisfy demands for extensions of credit, deposit withdrawals, and other customer and operational needs. Traditional sources of liquidity include asset maturities and core deposit growth. Pinnacle maintains a portion of its assets in liquid form to meet anticipated withdrawal requirement and loan demand from customers. At September 30, 1996, cash and due from banks, federal funds sold, and money market instruments totaled $32,487,000 representing 3.2% of the Company's total assets. Additional liquidity is provided by the ability to borrow from the FHLB. As of September 30, 1996, the Company had borrowed $150,024,000 from the FHLB to match longer term loans and specific securities with matching maturities.
     Pinnacle placed 100% of the security portfolio at December 1, 1995, as being available-for-sale totaling $360,076,000 as of September 30, 1996 which would be available to meet any liquidity needs of the Company.
     Proceeds from the sales of securities available-for-sale amounted to $83,036,000 in the nine months ended September 30, 1996 and $37,502,000 for the same period in 1995 with resulting gains of $357,000 and $181,000, respectively. At September 30, 1996 gross unrealized holding gains and gross unrealized holding losses in the Company's total security portfolio totaled approximately $894,000 and $5,064,000, respectively. At September 30, 1995 gross unrealized holding gains and gross unrealized holding losses in the Company's total security portfolio amounted to $569,000 and $230,000, respectively.
     The focus of liquidity management at Pinnacle is to satisfy general operating expenses, to service existing debt, and to take advantage of investment opportunities which management believes will result in an improved return to stockholders. The primary source of funds for Pinnacle is the receipt of dividend payments from the Michigan and Indiana subsidiaries.
     Dividends paid to the Company by the Michigan subsidiary amounted to $2,400,000 as of September 30, 1996 and $1,300,000 by the Indiana subsidiary. Dividends paid to Pinnacle by Peoples amounted to $1,457,000 as of September 30, 1996. Under current regulations, the amount of dividends that Peoples and First Federal can declare in 1996 is limited to its 1996 net profits (as defined in the Federal Reserve Act) plus retained profits for 1996 and 1995, unless regulatory approval is obtained.

CAPITAL COMPONENTS

    The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established a capital-based supervisory system of prompt corrective action for all depository institutions. The bank regulatory agencies' implementing rule under FDICIA defines "well-capitalized" institutions (the highest possible rating) as those whose capital ratios equal or exceed all the following:
Tier I Risk-Based Ratio, 6.00%, Total Risk-Based Ratio, 10.00% and Tier I Leverage Ratio, 5.00%. At September 30, 1996 and 1995, the Company and its subsidiaries reported capital ratios in excess of these "well capitalized" standards.
    The following table details Pinnacle's capital components and ratios at September 30, 1996 and December 31, 1995 based upon the capital requirements set by regulatory agencies.


                                                                                  SEPTEMBER 30,          DECEMBER 31,
(Dollars in thousands)                                                                1996                   1995
-------------------------------------------------------------------------------------------------------------------------
Tier 1
    Common stockholders' equity                                                   $     73,481           $     74,896
    Net unrealized (gains) losses on securities available-for-sale                       2,752                 (1,137)
    Less:  net unrealized losses on equity securities,
              goodwill and other intangibles                                           (12,754)               (15,661)
-------------------------------------------------------------------------------------------------------------------------
        Total tier 1 capital                                                      $     63,479           $     58,098
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
    Tier 1 capital / risk adjusted assets                                                11.13%                 12.10%
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
    Minimum regulatory tier 1 capital requirement                                 $     22,822           $     19,214
    Minimum regulatory tier 1 capital / risk adjusted assets                              4.00%                  4.00%

    Excess tier 1 capital                                                         $     40,657           $     38,884
    Excess tier 1 capital / risk adjusted assets                                          7.13%                  8.10%

Tier 2
    Allowable portion of the reserve for possible credit losses                   $      5,676           $      5,852
-------------------------------------------------------------------------------------------------------------------------
        Total tier 2 capital                                                      $      5,676           $      5,852
-------------------------------------------------------------------------------------------------------------------------
        Total risk-based capital                                                  $     69,155           $     63,950
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Risk-adjusted assets                                                              $    570,545           $    480,342
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Quarterly average total assets less deductible intangibles                        $    964,421           $    548,448
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Total risk-based capital / risk-adjusted assets
    (regulatory minimum is 8%)                                                          12.12%                  13.31%

Tier 1 capital / quarterly average total assets less
    deductible intangibles (leverage ratio)
    (regulatory minimum is 3% to 5%)                                                     6.58%                  10.59%



     Tier 1 and total qualifying capital increased $5,381,000 and $5,205,000, respectively, as of September 30, 1996 as compared to December 31, 1995, due primarily to net income offset by cash dividends paid.

     On December 31, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting of Certain Investments in Debt and Equity Securities". The unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are reportable as a separate component of stockholders' equity until realized. However, for determining risk-based capital ratios, only unrealized holding losses on equity securities are considered as a component of qualifying capital.

                                  ASSET QUALITY

NONPERFORMING ASSETS

    Nonperforming assets include nonaccruing loans, restructured loans, contractually past due 90 days or more but still accruing loans, and other real estate owned. The following table presents detailed information concerning nonperforming assets at September 30, 1996, and December 31, 1995.

                                                    SEPTEMBER 30,   DECEMBER 31
  Dollars in thousands                                  1996            1995
-------------------------------------------------------------------------------
  Nonperforming assets  (a) :
      Nonaccruing loans:
          Real estate                                      $  303   $  1,351
          Commercial                                          526      1,807
          Other                                               139        163
----------------------------------------------------------------------------
              Total nonaccruing loans                         968      3,321

      Contractually past due but still
        accruing loans (a)
          Real estate                                       2,032        557
          Commercial                                        1,844         52
          Other                                               250         66
----------------------------------------------------------------------------
              Total contractually past due but still
                accruing loans (a)                          4,126        675
      Restructured loans                                      228        324
----------------------------------------------------------------------------
          Total nonperforming loans                         5,322      4,320

      Other real estate owned                               1,323      1,419
----------------------------------------------------------------------------
              Total nonperforming assets                 $  6,645   $  5,739
----------------------------------------------------------------------------
----------------------------------------------------------------------------
    Nonperforming loans / loans                              0.90%      0.83%
    Nonperforming assets / loans and other real
      estate owned                                           1.13%      1.10%
    Reserve for possible loan losses / nonperforming
      loans                                                106.65%    135.46%
    Reserve for possible loan losses / nonperforming
      assets                                                85.42%    101.97%
-----------------------------------------------------------------------------
(a) Accruing loans past due 90 days or more.

    The increase in total nonperforming loans from December 31, 1995 to September 30, 1996 is primarily due to an increase in commercial nonaccruing loans and accruing loans past due 90 days or more of $511,000 and real estate nonaccruing loans and accruing loans past due 90 days or more of $427,000.

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


                                                       QUARTER                  NINE MONTHS
                                                  ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                    1996      1995              1996     1995
--------------------------------------------------------------------------------------------------
Loans outstanding at end of period, net of
    unearned income                                                         $  588,154  $  309,815
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
Average loans for the period, net                $  571,002   $307,742      $  549,740  $  303,106
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
Allowance for loan losses, beginning of period   $    5,815   $  4,945      $    5,852  $    5,014
   Charge-off for period:
        Commercial loans                               (131)        (1)           (171)        (57)
        Real estate loans                                 -         (8)            (28)        (44)
        Consumer loans                                 (190)      (187)           (510)       (445)
--------------------------------------------------------------------------------------------------
            Total charged-off                          (321)      (196)           (709)       (546)
   Recoveries for period:
        Commercial loans                                 44          8             160         106
        Real estate loans                                 9          -              23           9
        Consumer loans                                   34         38             105          87
--------------------------------------------------------------------------------------------------
            Total recoveries                             87         46             288         202
--------------------------------------------------------------------------------------------------
Net charged-off for the period                         (234)      (150)           (421)       (344)
--------------------------------------------------------------------------------------------------
Provision for loan losses                                95         70             245         195
--------------------------------------------------------------------------------------------------
Total allowance for loan losses, end of period     $  5,676   $  4,865        $  5,676    $  4,865
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

Ratio of net charge-off during the period to
average loans outstanding                              0.04%      0.05%           0.08%       0.11%
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

Allocation of allowance for loan losses:
    Commercial loans                                                          $  3,158    $  2,905
    Real estate loans                                                            1,486         953
    Consumer loans                                                               1,032       1,007
--------------------------------------------------------------------------------------------------
        Total allowance for loan losses                                       $  5,676    $  4,865
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

Percentage of loans to total gross loans:
    Real estate loans                                                               47%         34%
    Commercial loans                                                                35          44
    Home Equity loans                                                               11           9
    Consumer loans                                                                   7          13
--------------------------------------------------------------------------------------------------
            Total                                                                  100%        100%
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

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

    Effective January 1, 1995, the Company adopted the Financial Accounting Standard Board's Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures."
A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due. Under SFAS 114 and SFAS 118, "impaired" loans must be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price, or the fair value of the collateral if th`e loan is collateral-dependent. SFAS 114 and SFAS 118 do not apply to certain groups of small-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, or debt securities. Prior to January 1, 1995, the Company's impaired loans were described as, and included in, nonaccrual loans. The adoption of the Statements had no effect on the Company's nonperforming assets or financial statements.

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

    As of September 30, 1996, under SFAS 114 and SFAS 118, the Company's impaired loans totaled $912,000 (of which $520,000 were on a nonaccrual basis). The related allowance for loan loss on impaired loans of $861,000 at September, 30, 1996, was $201,000. The Company's impaired loans averaged $1,134,000 for the nine months ended September 30, 1996. Interest income of approximately $25,000 and $83,000 was recognized for the third quarter and nine months ended September 30, 1996, respectively, of which approximately $18,000 and $59,000 was on a cash basis, on impaired loans for the quarter and nine months ended September 30, 1996. Net charge-offs of approximately $153,000 were recognized on impaired loans during the nine months ended September 30, 1996, of which $97,000 were recorded during the third quarter.

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

     Net charge-offs were $234,000 in the third quarter of 1996, compared to $150,000 in the third quarter of 1995. Net charge-offs were $421,000 and $344,000 for the nine months ended September 30, 1996 and 1995, respectively.
 In the third quarter of 1996 and 1995, respectively, net charge-offs included $87,000 and -7,000 (recoveries) related to commercial borrowers, $156,000 and $149,000 in consumer credits and -$9,000 (recoveries) and $8,000 in real estate credits. For the nine months ended September 30,1996 and 1995, respectively, net charge-offs included $11,000 and -$49,000 (recoveries) related to commercial borrowers, $405,000 and $358,000 in consumer credits and $5,000 and $35,000 in real estate credits.

                       PART II.  OTHER INFORMATION

ITEMS 1-3.  These items have been omitted from this Form 10-Q since they are inapplicable or would contain a negative response

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               None

ITEM 5.     OTHER INFORMATION
               None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            Exhibit 13 - 1996 Third Quarter Report to Shareholders
                         1995 Annual Report to Shareholders Incorporated
                           by Reference
                         1996 Proxy Statement Incorporated by Reference

            Exhibit 27 - Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PINNACLE FINANCIAL SERVICES, INC.

DATE:  November 13, 1996               /s/ David W. Kolhagen
                                       --------------------------------------
                                       David W. Kolhagen
                                       Vice President, Chief Financial Officer



                                       /s/ John A. Newcomer
                                       --------------------------------------
                                       John A. Newcomer
                                       Corporate Affairs Officer