Form 10-K405
period 1996-12-31
PINNACLE FINANCIAL SERVICES INC
filed 1997-03-31
CIK 853461

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

      (Mark One)

      /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1996

                                          OR

      / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from         to

                         COMMISSION FILE NUMBER 0-17937

                       PINNACLE FINANCIAL SERVICES, INC.

             (Exact name of registrant as specified in its charter)

              MICHIGAN                            38-2671129
   (State or Other Jurisdiction of     (I.R.S. Employer Identification
   Incorporation or Organization)                    No.)

  830 PLEASANT STREET, ST. JOSEPH,                  49085
              MICHIGAN
   (Address of Principal Executive                (Zip Code)
              Offices)

       Registrant's telephone number, including area code: (616) 983-6311

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, no par value per share

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting shares held by non-affiliates of the registrant as of March 21, 1997 (based on the closing price of those shares listed on the Nasdaq National Market) was $116,353,160.

    The number of common shares, no par value, outstanding as of March 21, 1997, was 5,980,320.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                        None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       PINNACLE FINANCIAL SERVICES, INC.

                                   FORM 10-K

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
PART I

    Item 1.      Business..................................................................................           3

    Item 2.      Properties................................................................................          21

    Item 3.      Legal Proceedings.........................................................................          21

    Item 4.      Submission of Matters to a Vote of Security Holders.......................................          21

PART II

    Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.....................          21

    Item 6.      Selected Financial Data...................................................................          23

    Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.....          24

    Item 8.      Financial Statements and Supplementary Data...............................................

    Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......          70

PART III

    Item 10.     Directors and Executive Officers of the Registrant........................................          70

    Item 11.     Executive Compensation....................................................................          72

    Item 12.     Security Ownership of Certain Beneficial Owners and Management............................          75

    Item 13.     Certain Relationships and Related Transactions............................................          77

PART IV

    Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................          78

    Signatures.............................................................................................          82

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Pinnacle Financial Services, Inc. ("Pinnacle") is a registered bank holding company that was organized under the laws of the State of Michigan in 1986 in connection with the June 30, 1986 reorganization of Pinnacle Bank, a Michigan state banking corporation then known as "Peoples State Bank of St. Joseph" ("Pinnacle Bank"), into a wholly-owned subsidiary of Pinnacle. Pinnacle is one of the leading full-service community-banking institutions in southwestern Michigan and northern Indiana. Pinnacle's principal executive offices are located at 830 Pleasant Street, St. Joseph, Michigan 49085, and its telephone number is (616) 983-6311.

    Through Pinnacle Bank, Pinnacle offers financial service products which include domestic banking services such as consumer, commercial and real estate loans, personal and business checking accounts, savings accounts, time deposits, safe deposit services, cash management services, and transmission of funds, as well as trust and other fiduciary services, full-service brokerage services and insurance products. Commercial customers include retailers, commercial developers, professionals, and small manufacturers. Retail banking and thrift customers cover a broad spectrum with focus on providing personalized, high quality and comprehensive service in order to develop and maintain long-term, multiple account relationships with customers.

    Pinnacle Bank, which is headquartered in St. Joseph, Michigan, has two non-bank subsidiaries: Starke's, Inc., an insurance agency, and Brookview Real Estate, Ltd., a real estate development company. Pinnacle Bank currently operates through 16 branch offices located throughout southwestern Michigan, 14 branch offices located throughout northern Indiana, and two loan production offices that are located in Merrillville and Indianapolis, Indiana, respectively. Pinnacle Bank focuses on providing personalized, high quality and comprehensive service in order to develop and maintain long-term, multiple account relationships with customers.

    Pinnacle's market, which is adjacent to metropolitan Chicago, Illinois and is bisected by Interstate 94 (the primary highway between Chicago and Detroit), currently consists of northern Indiana and southwestern Michigan. The region's location has facilitated the development of a diverse economy based primarily on manufacturing, service and agriculture. The region's proximity to Chicago and the southeastern expansion of metropolitan Chicago into Lake County, Indiana, have led to significant commercial and residential development and a strong second-home housing market. The region's popularity as a year-round recreational area also has led to tourism-driven economic growth.

    Pinnacle had $1.1 billion in total assets as of December 31, 1996. Pinnacle returned .94% on average assets for the year ended December 31, 1996. This compares to 1.36%, 1.30% and 1.27% for each of the years in the three year period ended December 31, 1995. For the year ended December 31, 1996, Pinnacle's return on average equity was 12.34%. Annual returns on average equity since 1993 have ranged from 15.40% to 15.91%.

    Pinnacle believes its success is in part attributable to a growth strategy that, since the beginning of 1993, has (i) increased assets by more than 171% (with total assets growing to $1.1 billion by December 31, 1996), and (ii) increased net loans by more than 130% (with total loans growing to approximately $603.9 million at December 31, 1996). Pinnacle's loan to deposit ratio was approximately 80.1% at December 31, 1996. Pinnacle's growth has been generated internally through customer retention and cross-selling programs and externally through acquisitions. Since 1988, Pinnacle has consummated five acquisitions, two of which involved thrifts.

STRATEGIES TO ACHIEVE GROWTH

    ACQUISITIONS. In recent years, Pinnacle's growth has occurred primarily through mergers and acquisitions. Since its formation as a bank holding company in 1986, Pinnacle has successfully integrated five significant acquisitions. In February 1988, Pinnacle acquired $37 million in assets and assumed certain liabilities of First State Bank of White Cloud (the "White Cloud Acquisition"), which thereafter became a branch office of Pinnacle Bank. In December 1990, the majority of the assets of Pinnacle's White Cloud branch office were sold to, and the liabilities associated with that branch office were assumed by, another unaffiliated bank. In February 1990, the Resolution Trust Corporation transferred to Pinnacle $84 million in assets and certain liabilities of the insolvent Peoples Savings Association of St. Joseph, Michigan (the "Peoples Acquisition"). In December 1992, Pinnacle acquired all of the outstanding stock of Harbor Country Banking Company of Three Oaks, Michigan, an $82 million state bank.

    On December 1, 1995, Pinnacle acquired all of the outstanding capital stock of Maco Bancorp, Inc., a Delaware corporation and a registered savings and loan holding company ("Maco"), for aggregate consideration of $41.9 million (the "Purchase Price"), through the merger of Maco with and into Pinnacle (the "Maco Acquisition"). The Purchase Price, which was paid to Mr. Cyrus A. Ansary as the sole stockholder of Maco, consisted of cash, a secured, short-term, interest bearing promissory note in the principal amount of $18.0 million (the "Acquisition Note"), and shares of Pinnacle Common Stock then valued at approximately $21.0 million. As a result of the Maco Acquisition, Pinnacle became the sole stockholder of First Federal Savings Bank of Indiana, a federal savings bank that was renamed "Pinnacle Bank" in 1996 and was merged with and into Pinnacle Bank effective December 31, 1996, and Mr. Ansary became the largest single Pinnacle stockholder. Mr. Ansary currently holds approximately 20% of the shares of Pinnacle Common Stock outstanding. (In connection with the Maco Acquisition, Mr. Ansary and Pinnacle entered into certain agreements, including a Standstill Agreement dated as of December 1, 1995 (the "Standstill Agreement"). The Standstill Agreement obligates Mr. Ansary, through December 31, 1999 (unless it is sooner terminated) to vote all Pinnacle voting securities of which he is the beneficial owner in accordance with the written directions of Pinnacle's management.)

    As a result of these acquisitions and growth generated by its own operations, Pinnacle's assets increased from $231 million at the beginning of 1990 to $1.1 billion at December 31, 1996.

    Through its acquisition strategy, Pinnacle seeks to diversify and expand both its market area and its asset base, and to increase its profitability. Although Pinnacle is more interested in acquiring established financial service organizations, based on its experiences with the White Cloud Acquisition and the Peoples Acquisition, Pinnacle may acquire the assets of troubled or insolvent banks or thrift institutions if advantageous asset acquisition opportunities of this type present themselves. Factors usually considered by Pinnacle in determining the desirability of an acquisition candidate include price and terms, the growth potential of the target's market and earnings, the target's general financial condition and the quality of the target's management.

    On November 14, 1996, Pinnacle entered into an Agreement and Plan of Merger with Indiana Federal Corporation, a Delaware corporation and a registered savings and loan holding company ("IFC"). On February 27, 1997 Pinnacle entered into an Agreement and Plan of Merger with CB Bancorp, Inc., a Delaware corporation and a registered savings and loan holding company ("CB"). The agreements contemplate the merger of each of IFC and CB with and into Pinnacle, with Pinnacle being the surviving entity. These transactions are expected to qualify as "pooling-of-interests" for accounting and financial reporting purposes and to increase the total assets of Pinnacle by more than $1.0 billion. Consummation of these transactions is subject to shareholder and regulatory approval.

    In addition to expansion through acquisitions, Pinnacle may consider establishing branch facilities as a means of expanding its presence into new market areas. Pinnacle may also consider expanding into businesses closely related to its banking activities. Closely related businesses that Pinnacle could acquire or organize include, among others, mortgage lending, mortgage servicing, investment and financial advisory services, leasing, insurance, data processing, management consulting to depository institutions, and courier services.

    As a result of the Maco Acquisition, Pinnacle acquired First Insurance, Inc., an Indiana corporation engaged primarily in the sale of multi-peril homeowner's insurance to borrowers of Pinnacle Bank. On

October 1, 1996, and in exchange for 99,451 shares of Pinnacle Common Stock then valued at $2.1 million, Pinnacle Bank acquired Starke's, Inc., a Michigan corporation and an independent "full-line" insurance agency. On December 31, 1996, First Insurance, Inc. was merged with and into Starke's, Inc.

    There can be no assurance that any further acquisitions will be made by Pinnacle or, if made, will be successful. Moreover, there can be no assurance that Pinnacle's strategies to achieve growth will be successful.

    CUSTOMER DEVELOPMENT. Pinnacle believes that it can increase profitability by expanding the number and types of accounts and relationships with its existing customers. To achieve that goal, Pinnacle is continuing to explore technologies that facilitate cross-selling of financial products to existing customers and deliver services more efficiently. In 1995 Pinnacle initiated a telephone marketing program utilizing personnel trained to survey customer satisfaction and needs and to cross-sell additional products offered by it.

    CUSTOMER RETENTION. Pinnacle focuses on providing personalized, high quality and comprehensive service in order to develop and maintain long-term, multiple account relationships with customers. Through its subsidiaries, Pinnacle offers a wide range of banking services, including consumer, commercial and real estate loans, personal and business checking accounts, savings accounts, demand and time deposits, safe deposit services, trust and other fiduciary services, and brokerage services. To facilitate the retention of customers, Pinnacle has designed and implemented a system of quality controls and initiatives known as its "Quality in the Banking Environment" program.

    Pinnacle utilizes alternative delivery systems that include electronic funds transfer systems (such as direct deposit of payroll services and ATMs) and telephone banking systems. Pinnacle is also expanding its delivery of financial services in non-traditional settings. In July 1995, Pinnacle Bank established a full-service branch office in a supermarket located in Stevensville, Michigan.

    Pinnacle has attempted to increase customer convenience, and thereby increase customer loyalty, through, among other things, enhanced financial services, extended banking hours, and the development of products targeted to the needs of particular segments of its customer base. For example, some of Pinnacle's branch offices now offer Saturday lobby hours. Pinnacle has also developed a low-cost basic checking service, private banking services, commercial cash management services, and special products targeted to the senior citizen market. Finally, Pinnacle now offers its customers full-service brokerage services that include a wide range of investment opportunities and a combination of research and financial planning that are suited to individual customer needs.

LENDING PRACTICES

    LOAN PORTFOLIO. In accordance with its loan policies, Pinnacle strives to maintain a diversified loan portfolio. The following table presents loans outstanding according to loan category at December 31 of each year.

                                                                  1996        1995        1994        1993        1992
                                                               ----------  ----------  ----------  ----------  ----------
                                                                                     (IN THOUSANDS)
Commercial...................................................  $  210,315  $  154,044  $  120,414  $  107,660  $   97,456
Real Estate..................................................     276,941     268,911     103,016     103,568     110,208
Consumer.....................................................     114,112      92,826      62,742      49,779      50,956
Economic development bonds and other tax-exempt loans........       8,196       2,678       4,158       3,003       4,003
                                                               ----------  ----------  ----------  ----------  ----------
Loans, net of unearned income................................     609,564     518,459     290,330     264,010     262,623
Allowance for loan losses....................................      (5,643)     (5,852)     (5,014)     (5,215)     (5,881)
                                                               ----------  ----------  ----------  ----------  ----------
Net loans....................................................  $  603,921  $  512,607  $  285,316  $  258,795  $  256,742
                                                               ----------  ----------  ----------  ----------  ----------
                                                               ----------  ----------  ----------  ----------  ----------

    The following table presents commercial loans outstanding at December 31 of each year which, based on remaining scheduled repayments of principal, are due in the period indicated.

                                                                  1996                   1995                   1994
                                                          ---------------------  ---------------------  --------------------
                                                           VARIABLE     FIXED     VARIABLE     FIXED    VARIABLE     FIXED
                                                             RATE       RATE        RATE       RATE       RATE       RATE
                                                          ----------  ---------  ----------  ---------  ---------  ---------
                                                                                (DOLLARS IN THOUSANDS)
Due in 1 year or less...................................  $   37,258  $  15,313  $   31,468  $  10,773  $  76,435  $   9,687
Due in 1 through 5 years................................      28,479     58,409      30,553     37,595        782     33,510
Due after 5 years.......................................      65,968      4,888      38,935      4,720     --         --
                                                          ----------  ---------  ----------  ---------  ---------  ---------
    Total...............................................  $  131,705  $  78,610  $  100,956  $  53,088  $  77,217  $  43,197
                                                          ----------  ---------  ----------  ---------  ---------  ---------
                                                          ----------  ---------  ----------  ---------  ---------  ---------

    The following table presents information concerning certain non-performing loans at December 31 of each year.

                                                                              1996       1995       1994       1993       1992
                                                                            ---------  ---------  ---------  ---------  ---------
                                                                                               (IN THOUSANDS)
Loans accounted for on a non-accrual basis(1).............................  $     761  $   3,321  $     749  $   1,722  $   5,424
Accruing loans contractually past due 90 days or more as to principal or
  interest payments.......................................................      3,916        675        490        694        858
Restructured loans........................................................        227        324        503        282     --
                                                                            ---------  ---------  ---------  ---------  ---------
    Total non-performing loans............................................  $   4,904  $   4,320  $   1,742  $   2,698  $   6,282
                                                                            ---------  ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------  ---------

------------------------

(1) Loans are generally placed on a non-accrual basis when, in the opinion of management, collection of principal or interest payments is unlikely. Income on such loans is then recognized only to the extent that cash is received and where future collection is likely. If non-accrual loans had been maintained current in accordance with their original terms, additional interest income of $118,000, $81,000, $87,000 and $79,000 would have been recorded during the years ended December 31, 1996, 1995, 1994 and 1993, respectively.

    Pinnacle closely monitors other loans of concern, which are loans now current (i.e., not included in non-accrual and past-due loan disclosures above) but where doubts exist as to the ability of the borrower to comply with present loan repayment terms. These loans totaled approximately $10.2 million at December 31, 1996, $9.6 million at December 31, 1995 and approximately $7.0 million at December 31, 1994. The classification of these loans, however, does not mean that Pinnacle's management expects losses on these loans. Such classification relates to specific concerns relating to each individual borrower and does not relate to any concentrated risk elements common to all the loans. The increase in such loans during 1995 is attributable to the Maco Acquisition. Pinnacle has no loans for which the terms have been renegotiated to less than market rates due to weakening of a borrower's financial condition.

    Pinnacle's loans outstanding to borrowers in foreign countries as of December 31, 1996, 1995 and 1994 did not exceed 1% of its total assets. As of December 31, 1996, 1995 and 1994 Pinnacle had no concentrations of loans to individual borrowers that exceeded 10% of total loans.

    COMMERCIAL LOANS. Through 10 experienced lending officers, Pinnacle provides cash management services and secured and unsecured loans for business purposes to individuals, companies and governmental units primarily within southwestern Michigan and northern Indiana.

    Pinnacle originates commercial loans for general business purposes, including working capital requirements, inventory and accounts receivable financing, and fixed asset financing for various equipment and plant expansions. Pinnacle's commercial customers include, among others, professionals, durable-goods manufacturers, service-related companies and retail establishments.

    Pinnacle also originates mortgage loans for the acquisition and refinancing of commercial real estate properties. The majority of Pinnacle's commercial real estate loans are secured by first liens on office buildings, small retail establishments and small manufacturing facilities located in its primary market area.

    Although conditions vary from loan to loan, commercial loans for working capital purposes are typically written for less than one year and renewals are reviewed on an annual basis. Loans provided for non-real estate fixed assets generally have terms between four and six years and are fully amortizing over the period. Commercial real estate loans are generally written with a three to five year term with payments typically amortizing over 15 years. In addition to a first lien on the collateral asset, Pinnacle seeks to secure its loans by obtaining a security interest in all of the other assets of the borrower's business, an assignment of rents, if applicable, and personal guaranties. Commercial real estate loans generally have interest rates which are set at a regional national bank's prime rate plus a margin and which adjust each time the designated prime rate adjusts. Pinnacle also encourages commercial real estate borrowers to open or maintain a deposit account at Pinnacle to facilitate the automatic withdrawal of the loan payment based on the terms of the loan.

    Pinnacle evaluates all aspects of commercial loan transactions in order to mitigate risk to the extent possible. In underwriting these loans, consideration is given to the stability of the borrower's cash flow and operating history, future operating projections, comparable financial ratios for like businesses, and collateral asset evaluations. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower and guarantor, if applicable. A narrative appraisal report is prepared by an appraiser who is either a member of the Appraisal Institute or state-certified and commissioned by Pinnacle to substantiate property values for substantially all commercial real estate loan transactions.

    Commercial real estate lending entails more risks than single-family residential lending because such loans typically involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks can also be significantly affected by supply and demand conditions in the local market for retail establishments, offices or other commercial space. Pinnacle attempts to minimize its risk exposure by limiting such lending to proven business owners, and considering properties with an existing operating performance which can be analyzed, and continually monitoring the financial condition of the borrower and the operation and physical condition of the collateral.

    SINGLE-FAMILY RESIDENTIAL REAL ESTATE LOANS. Pinnacle originates loans secured by first lien mortgages on completed one- to four-family residences in its market area for retention in its portfolio, if the loan has an adjustable rate of interest, and for sale in the secondary market, if the loan has a fixed rate of interest. Pinnacle originates fixed-rate and adjustable-rate residential mortgage loans with terms of up to 30 years; although a large number of the loans held in its portfolio have maturities that are less than the contractual terms due to prepayments, due-on-sale clauses and bi-weekly payments.

    The adjustable-rate mortgages currently offered by Pinnacle have interest rates which adjust commencing on the first, third or fifth anniversary of the loan, and are based upon an index tied to the weekly average yield on U.S. Treasury securities (adjusted to a constant comparable maturity), as made available by the Federal Reserve Board, plus a margin.

    When Pinnacle sells the residential loans it has originated, it may either retain or sell the rights to service those loans and to receive the related fees. Pinnacle currently receives servicing fees ranging generally from 0.25% to 0.375% per annum on its mortgage loan servicing portfolio. While the aggregation of a servicing portfolio can create a substantial continuing source of income, there is an active market for mortgage loan servicing rights (which are generally valued in relation to the present value of the cash flow generated by the servicing rights). Subject to market conditions, Pinnacle currently plans to increase the size of its mortgage loan servicing portfolio by retaining some servicing rights associated with wholesale residential loan purchases, making bulk purchases of servicing rights and increasing retained servicing rights on residential loans it originates.

    CONSUMER LOANS. Pinnacle originates consumer loans, which are primarily for personal, family or household purposes, in order to provide a wide range of financial services to its customers. Consumer loans made by Pinnacle include home equity lines of credit, home improvement loans, and loans to finance the purchase of new and used automobiles and boats. Pinnacle makes unsecured consumer loans on a case-by-case basis based upon a detailed review of the applicant's credit history. Pinnacle has begun purchasing home equity loans from correspondents located outside of its southwestern Michigan and northern Indiana market areas. Pinnacle also purchases retail installment loans from certain automobile dealerships in its market areas.

    Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and, except for the home equity lines of credit, usually involve more credit risk than mortgage loans because of the type and nature of the collateral. These loans are generally repaid on a monthly repayment schedule with the source of repayment tied to the borrower's periodic income. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and are thus likely to be adversely affected by job loss, illness and personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. Pinnacle believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to serve the credit needs of the communities and customers that it serves. Pinnacle's consumer loan lending territory approximates the markets served by its retail branches. Consumer loan customers are typically individuals who have a pre-existing banking relationship with Pinnacle.

    ALLOWANCE FOR LOAN LOSSES. An allowance for loan losses is maintained at a level that management of Pinnacle considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan portfolio. Allowances for loan losses are based on estimated net realizable value, unless it is probable that loans will be foreclosed, in which case allowances for loan losses are based on fair value. The allowance is reviewed by management on a quarterly basis and its evaluation is based upon examination of the portfolio, past loss experience, the level and trends of classified assets, the current level of the allowance as it relates to non-performing loans, the current level of provisions for loan losses and how such levels relate to total loans receivable, net, non-performing loans and recent and projected charge-offs, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. While management of Pinnacle uses its best efforts to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

    LOAN LOSS EXPERIENCE. The following table summarizes the loan loss experience and provides a breakdown of the allowance for loan losses at December 31, of each year.

                                                                  1996        1995        1994        1993        1992
                                                               ----------  ----------  ----------  ----------  ----------
                                                                                     (IN THOUSANDS)
Loans outstanding at end of period, net of unearned income...  $  609,564  $  518,459  $  290,330  $  264,010  $  262,623
                                                               ----------  ----------  ----------  ----------  ----------
                                                               ----------  ----------  ----------  ----------  ----------
Average loans for the period, net............................  $  561,257  $  322,851  $  274,757  $  256,970  $  216,289
                                                               ----------  ----------  ----------  ----------  ----------
                                                               ----------  ----------  ----------  ----------  ----------
Allowance for loan losses, beginning of period...............  $    5,852  $    5,014  $    5,215  $    5,881  $    2,022

Charge-offs for period:
  Commercial loans...........................................         172          73         284         907         621
  Real Estate loans..........................................          43          44          34          83         254
  Consumer loans.............................................         720         627         280         419         627
                                                               ----------  ----------  ----------  ----------  ----------
    Total charge-offs........................................         935         744         598       1,409       1,502
                                                               ----------  ----------  ----------  ----------  ----------
Recoveries for period:
  Commercial loans...........................................         166         116          67         120         101
  Real Estate loans..........................................          34          23          42          90          11
  Consumer loans.............................................         151         120         163         173         116
                                                               ----------  ----------  ----------  ----------  ----------
    Total recoveries.........................................         351         259         272         383         228
                                                               ----------  ----------  ----------  ----------  ----------
Net charge-offs for the period...............................         584         485         326       1,026       1,274
                                                               ----------  ----------  ----------  ----------  ----------
Allowance recorded for acquired loans........................      --           1,098      --          --           4,039
Provision for loan losses....................................         375         225         360       1,094         125
                                                               ----------  ----------  ----------  ----------  ----------
Total allowance for loan losses, end of period...............  $    5,643  $    5,852  $    5,014  $    5,215  $    5,881
                                                               ----------  ----------  ----------  ----------  ----------
                                                               ----------  ----------  ----------  ----------  ----------
Ratio of net charge-offs during the period to average loans
  outstanding................................................         .10%        .15%        .12%        .40%        .59%
                                                               ----------  ----------  ----------  ----------  ----------
                                                               ----------  ----------  ----------  ----------  ----------
Allocation of allowance for loan losses:
  Commercial loans...........................................  $    3,089  $    3,169  $    2,855  $    3,038  $    3,635
  Real Estate loans..........................................       1,426       1,475       1,189       1,181       1,174
  Consumer loans.............................................       1,128       1,208         970         996       1,072
                                                               ----------  ----------  ----------  ----------  ----------
    Total allowance for loan losses..........................  $    5,643  $    5,852  $    5,014  $    5,215  $    5,881
                                                               ----------  ----------  ----------  ----------  ----------
                                                               ----------  ----------  ----------  ----------  ----------
Percentage of loans to total gross loans:
  Commercial loans...........................................          35%         29%         42%         41%         37%
  Real Estate loans..........................................          45          52          35          39          42
  Consumer loans.............................................          19          18          22          19          19
  Economic development bonds and other tax-exempt loans......           1           1           1           1           2
                                                               ----------  ----------  ----------  ----------  ----------
    Total....................................................         100%        100%        100%        100%        100%
                                                               ----------  ----------  ----------  ----------  ----------
                                                               ----------  ----------  ----------  ----------  ----------

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

INVESTMENT ACTIVITIES

    GENERAL. Financial institutions such as Pinnacle have authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various Federal agencies and of state and municipal governments, certificates of deposit at federally-insured banks and savings and loan associations, certain bankers' acceptances and Federal funds. Subject to various restrictions, Pinnacle may also invest a portion of its assets in commercial paper, corporate debt securities and mutual funds (so long as the assets of such mutual funds conform to the investments that financial institutions such as Pinnacle are otherwise authorized to make directly).

    Pinnacle's investment securities are comprised of securities held-to-maturity and securities available-for-sale. Securities which management believes could be sold prior to maturity in order to manage interest rate risk, prepayments, liquidity risk, or other corporate purposes are classified as securities available-for-sale and are carried at fair value with unrealized gains and losses, net of applicable income taxes, reported as a component of stockholders' equity. Securities, other than the foregoing, which management has the ability and positive intent to hold until maturity, are classified as securities held-to-maturity and are accounted for using historical amortized cost. Pinnacle has no material trading account securities.

    INVESTMENT PORTFOLIO. The following table presents the amortized cost basis of securities held-to-maturity as of December 31, 1994.

    At December 31, 1996 or 1995, Pinnacle did not have any securities held-to-maturity.

                                                                               AT DECEMBER 31,
                                                                               ---------------
                                                                                    1994
                                                                               ---------------
                                                                               (IN THOUSANDS)
U.S. Treasury Securities.....................................................     $  --
Obligations of other U.S. government agencies and corporations...............        --
Obligations of states and political subdivisions(1)..........................        16,103
Corporate securities.........................................................        15,616
Equity securities............................................................        --
Mortgage-backed securities...................................................        11,720
                                                                                    -------
    Total....................................................................     $  43,439
                                                                                    -------
                                                                                    -------

------------------------

(1) At December 31, 1994, the book value of securities issued by the State of Michigan and the State of Illinois (including all their political subdivisions) totaled $3,706,000 and $4,315,000 with a market value of $3,756,000 and $4,338,000, respectively.

    At December 1, 1995, securities held-to-maturity including those securities acquired from First Federal were reclassified to available-for-sale pursuant to the FASB issuance of "A Guide to Implementation of Statement 115" that allowed entities to reassess the appropriateness of the reclassification of all securities.

    The following table presents the amortized cost basis of securities available-for-sale at the dates indicated.

                                                                      AT DECEMBER 31,
                                                             ---------------------------------
                                                                1996        1995       1994
                                                             ----------  ----------  ---------
                                                                      (IN THOUSANDS)
U.S. Treasury Securities...................................  $   10,046  $    9,577  $  17,752
Obligations of other U.S. government agencies and
  corporations.............................................     160,434      91,925      7,258
Obligations of states and political subdivisions...........      20,936      19,406         55
Corporate securities.......................................         350      10,275      6,547
Equity securities..........................................      12,138       6,328      1,803
Mortgage-backed securities.................................     168,897     148,298     16,616
                                                             ----------  ----------  ---------
    Total..................................................  $  372,801  $  285,809  $  50,031
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------

    The following table summarizes the maturities of securities available-for-sale at the date indicated and the weighted yield of such securities:

                                                                          AT DECEMBER 31, 1996
                                                                         -----------------------
                                                                           AMOUNT       YIELD
                                                                         ----------  -----------
                                                                         (DOLLARS IN THOUSANDS)
U.S. Treasury securities:
  Within 1 year........................................................  $    2,012       5.45%
  After 1 but within 5 years...........................................       8,090       5.75
                                                                         ----------      -----
  Subtotal.............................................................      10,102       5.69
                                                                         ----------      -----

Obligations of other U.S. government agencies and corporations:
  Within 1 year........................................................          30       7.99%
  After 1 but within 5 years...........................................       6,764       6.83
  After 5 but within 10 years..........................................      55,099       7.42
  After 10 years.......................................................      97,840       7.56
                                                                         ----------      -----
  Subtotal.............................................................     159,733       7.48%
                                                                         ----------      -----

Obligations of states and political subdivisions
  Within 1 year........................................................       1,710       3.54
  After 1 but within 5 years...........................................       9,428       4.19
  After 5 but within 10 years..........................................       5,731       4.82
  After 10 years.......................................................       4,604       5.16
                                                                         ----------      -----
  Subtotal.............................................................      21,473       4.51
                                                                         ----------      -----

Corporate Securities:
  Within 1 year........................................................         183       5.74
  After 1 but within 5 years...........................................          77       6.20
  After 5 but within 10 years..........................................          --         --
  After 10 years.......................................................          94       7.26
                                                                         ----------      -----
  Subtotal.............................................................         354       6.24
                                                                         ----------      -----

Equity securities:
  Within 1 year........................................................      12,110       7.49
                                                                         ----------      -----

Mortgage-backed securities:
  Within 1 year........................................................         738       7.29
  After 1 but within 5 years...........................................      15,659       6.76
  After 5 but within 10 years..........................................       5,713       6.79
  After 10 years.......................................................     146,275       7.05
                                                                         ----------      -----
  Subtotal.............................................................     168,385       7.02
                                                                         ----------      -----
Total securities available-for-sale....................................  $  372,157       7.05%
                                                                         ----------      -----
                                                                         ----------      -----

SOURCES OF FUNDS

    GENERAL. Pinnacle's principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through the branch offices of its subsidiary. Pinnacle also derives funds from the proceeds from operations, the sale of residential mortgage loans in the secondary market, and the amortization and prepayments of outstanding loans and mortgage-related securities. Pinnacle periodically borrows from the Federal Home Loan Bank of Indianapolis.

    DEPOSITS. Pinnacle's current deposit products include savings accounts, checking accounts, money market deposit accounts and certificates of deposit ranging in terms from 14 days to ten years. Pinnacle's deposits are obtained primarily from residents in southwestern Michigan and northern Indiana. Pinnacle attracts deposit accounts by offering a variety of accounts, competitive interest rates, and convenient branch office locations and service hours. Pinnacle primarily utilizes direct mail, newspaper and radio advertising to attract new customers and deposits, but Pinnacle does not solicit brokered deposits.

    The following table presents a breakdown by category of the average amount of deposits (all in domestic offices) and the average rate paid for the periods indicated.

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------------------------------
                                                        1996                      1995                      1994
                                              ------------------------  ------------------------  ------------------------
                                               AVERAGE      AVERAGE      AVERAGE      AVERAGE      AVERAGE      AVERAGE
                                               BALANCE     RATE PAID     BALANCE     RATE PAID     BALANCE     RATE PAID
                                              ----------  ------------  ----------  ------------  ----------  ------------
                                                                         (DOLLARS IN THOUSANDS)
Noninterest-bearing demand deposits.........  $   50,458        0.00%   $   39,028        0.00%   $   37,587        0.00%
Interest-bearing demand deposits............      76,557        2.01        48,223        1.95        45,978        1.76
Savings deposits............................     261,149        3.72       143,006        4.13       141,511        3.24
Time deposits...............................     342,285        5.63       164,332        5.63       131,025        4.52
                                              ----------                ----------                ----------
    Total...................................  $  730,449                $  394,589                $  356,101
                                              ----------                ----------                ----------
                                              ----------                ----------                ----------

    Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1996 are summarized as follows:

                                                                               AT DECEMBER 31,
                                                                                    1996
                                                                               ---------------
                                                                               (IN THOUSANDS)
Three months or less.........................................................     $  31,843
Three through twelve months..................................................        22,530
One through five years.......................................................         6,179
Over five years..............................................................           732
                                                                                    -------
    Total....................................................................     $  61,284
                                                                                    -------
                                                                                    -------

    BORROWINGS. Pinnacle borrows from time to time for short-term funding purposes. At December 31, 1996, total borrowings by Pinnacle were $225.4 million. Pinnacle has entered into an agreement which enables it to borrow funds from the Federal Home Loan Bank of Indianapolis that are collateralized by a blanket agreement on all unpledged assets equal to the amount of current assets. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities, and are generally available to fund loans held for sale and to meet seasonal and other withdrawals of deposit accounts. At December 31, 1996, Pinnacle had $159.5 million of advances from the Federal Home Loan Bank of Indianapolis and $65.9 million of securities sold under repurchase agreements, and other borrowings.

TRUST SERVICES

    Pinnacle's trust operations had approximately 328 trust accounts under management as of December 31, 1996. Pinnacle's trust operations provide a full complement of asset management services for individuals and corporations, and are currently emphasizing investment management for individuals and employee benefit plan management. Since its formation in 1987, Pinnacle's trust operations have experienced strong growth as assets under management grew to approximately $93.7 million as of December 31, 1996. The growth of Pinnacle's trust operations is attributable to concerted marketing efforts by Pinnacle. Its trust operations competes for business primarily with other banks and brokerage companies in its market area.

COMPETITION

    The banking business is highly competitive. Pinnacle competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking companies, securities brokerage companies, insurance companies, and money market mutual funds operating in Michigan, Indiana and elsewhere. Many of these competitors have substantially greater resources and lending limits than Pinnacle and offer certain services that Pinnacle does not currently provide. In addition, non-depository institutions are generally not subject to the extensive regulation applicable to Pinnacle.

EMPLOYEES

    Pinnacle does not have any employees that are not also full-time employees of Pinnacle Bank or subsidiaries of Pinnacle Bank because virtually all of Pinnacle's activities are conducted through Pinnacle Bank and its subsidiaries. Pinnacle Bank had 326 full-time employees and 38 part-time employees at December 31, 1996. None of Pinnacle's employees are represented by a collective bargaining agent. Pinnacle believes that it enjoys good relations with its personnel.

REGULATION

    GENERAL. Financial institutions such as bank holding companies, banks, savings and loan holding companies, and thrifts are extensively regulated under both federal and state law. Such regulations apply to, among other things, acquisitions, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits and the safety and soundness of banking practices. The policies and regulations of financial institution regulatory authorities have had significant effect on the operating results of financial institutions in the past and are expected to have significant effects in the future. Such policies and regulations, which generally are intended to protect depositors and not stockholders, may be influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and fiscal policies of the United States government. Regulation of the financial institutions industry is undergoing continuous change and the ultimate effect of such changes cannot be predicted. Periodically, legislation is considered and adopted which has resulted in, or that could result in, further regulation or deregulation of financial institutions. In addition to the relaxation or elimination of geographic restrictions on banks and bank holding companies, a number of regulatory and legislative initiatives have the potential for eliminating many of the product line barriers presently separating the services offered by commercial banks from those offered by nonbanking institutions, including mutual funds, securities brokerage firms and investment banking firms. No assurance can be given as to whether any additional legislation will be adopted or as to the effect such legislation would have on the business of Pinnacle and its subsidiaries.

    As a bank holding company, Pinnacle is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and its examination and reporting requirements and is subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Banking laws and regulations restrict transactions by insured banks owned by a bank holding company, including loans to and certain purchases from the parent holding company, non-bank and bank subsidiaries of the parent holding company, principal stockholders, officers, directors and their affiliates, and investments by the subsidiary banks in the shares or securities of the parent holding company (or of any other non-bank or bank affiliates), and acceptance of such shares or securities as collateral security for loans to any borrower. The regulators also review other payments, such as management fees, made by subsidiary banks or affiliated companies.

    Under the BHCA, a bank holding company is prohibited, with certain limited exceptions, from engaging in activities other than those of banking or of managing or controlling banks and from acquiring or retaining direct or indirect ownership or control of voting shares or assets of any company which is not a bank or bank holding company, other than subsidiaries furnishing services to or performing services for its subsidiaries, and other subsidiaries engaged in activities which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

    Pinnacle Bank is subject to regulation and examination by the Financial Institutions Bureau of the State of Michigan (the "Michigan Financial Institutions Bureau"). As an institution whose deposits are insured by the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"), Pinnacle Bank is also subject to regulation and examination by the FDIC.

    PAYMENT OF DIVIDENDS. Pinnacle is a legal entity separate and distinct from its subsidiaries. Substantially all of Pinnacle's revenues result from dividends paid to it by Pinnacle Bank and from earnings on investments. There are statutory and regulatory requirements applicable to the payment of dividends by Pinnacle Bank as well as by Pinnacle to its stockholders. Under Michigan law, Pinnacle Bank may not declare a cash dividend or a dividend in kind except out of net profits then on hand after deducting all losses and bad debts, and then only if it will have a surplus amounting to not less than 20% of its capital after the payment of the dividend. Moreover, Pinnacle Bank may not declare or pay any cash dividend or dividend in kind until the cumulative dividends on its preferred stock, if any, have been paid in full. Further, if the surplus of Pinnacle Bank is at any time less than the amount of its capital, before the declaration of a cash dividend or dividend in kind, it must transfer to surplus not less than 10% of its net profits for the preceding half-year (in the case of quarterly or semi-annual dividends) or the preceding two consecutive half-year periods (in the case of annual dividends). Under the foregoing dividend restrictions, Pinnacle Bank, without obtaining governmental approvals, could declare aggregate dividends in 1996 of approximately $14.9 million from retained net profits of the preceding two years, plus an amount approximately equal to the net profits (as measured under current regulations), if any, earned for the period from January 1, 1996 through the date of declaration less dividends previously paid in 1996. During 1996, Pinnacle Bank paid $3.7 million in dividends.

    The payment of dividends by Pinnacle and its subsidiary may also be affected or limited by other factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank or thrift under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank or thrift, could include the payment of dividends), such authority may require, after notice and hearing, that such bank or thrift cease and desist from such practice or prohibit the payment of future dividends. The Federal Reserve Board has indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve Board and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

    CERTAIN TRANSACTIONS WITH AFFILIATES. There are legal restrictions on the extent to which a bank holding company such as Pinnacle and its nonbank subsidiaries can borrow or otherwise obtain credit from its bank subsidiaries (e.g., Pinnacle Bank). The "covered transactions" that an insured bank such as Pinnacle Bank and its subsidiaries are permitted to engage in with their nonbank affiliates are limited to the following amounts: (i) in the case of any one such affiliate, the aggregate amount of "covered transactions" of the insured bank and its subsidiaries cannot exceed 10% of the capital stock and the surplus of the insured bank; and (ii) in the case of all affiliates, the aggregate amount of "covered transactions" of the insured bank and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured bank. "Covered transactions" are defined by statute to include a loan or extension of credit to the affiliate, a purchase of securities issued by an affiliate, a purchase of assets from the affiliate (unless otherwise exempted by the Federal Reserve Board), the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit for the benefit of an affiliate. Covered transactions must also be collateralized. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

    CAPITAL. Bank regulators continue to indicate a desire to raise capital requirements applicable to financial institutions beyond their current levels. The Federal Reserve Board, FDIC, and state bank regulators require banks and holding companies to maintain minimum ratios of primary and total capital to total assets. Regulatory authorities may increase such minimum requirements for all banks and bank holding companies or for specified banks or bank holding companies. Increases in the minimum required ratios could adversely affect Pinnacle and Pinnacle Bank, including their ability to pay dividends.

    The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. When the guidelines became fully phased-in at the end of 1992, the minimum guidelines for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) increased from 7.25% to 8.00%. At least half of Total Capital must be composed of common stockholders' equity, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 1996, Pinnacle's ratio of Tier 1 Capital to risk-based assets was 11.99%.

    In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies which provide for a minimum leverage ratio of Tier 1 Capital to total assets, less goodwill and certain other intangible assets (the "Tier 1 Capital leverage ratio"), of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies are required to maintain a minimum Tier 1 Capital leverage ratio of 3% plus an additional cushion of 100 to 200 basis points. Pinnacle's Tier 1 Capital leverage ratio at December 31, 1996 was 6.16%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activities.

    Pinnacle Bank is subject to similar capital requirements adopted by the FDIC. At December 31, 1996, Pinnacle Bank had a Tier 1 Capital ratio and a Total Capital ratio (computed under the 1992 guidelines) in excess of the fully phased-in requirements and a Tier 1 Capital to risk based assets ratio in excess of 8.00%. No regulatory agency has advised Pinnacle Bank of any specific applicable minimum Tier 1 Capital leverage ratio. Failure to meet capital guidelines could subject an insured bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and a prohibition on the acceptance of brokered deposits.

    In December, 1992, the Federal Reserve Board approved a final rule altering the method of computation of Tier 1 Capital of bank holding companies. Subject to certain exceptions, in calculating Tier 1 Capital under the revised rule, bank holding companies would be required to deduct all intangible assets other than purchased mortgage servicing rights and purchased credit card relationships, each valued at least quarterly at the lesser of 90% of their fair market value or 100% of their book value, in an aggregate amount not exceeding 50% of Tier 1 Capital, with a separate sublimit of 25% of Tier 1 capital for purchased credit card relationships.

    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires federal bank regulatory agencies biannually to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities. On December 31, 1992, capital adequacy regulations adopted by the FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency (the "Comptroller") that incorporated (i) interest rate risk into the calculation of risk-based capital and (ii) concentration of credit risk and risk from non-traditional activities into bank capital requirements became effective.

    Failure to meet the capital guidelines described above could subject an insured financial institution to a variety of sanctions, including asset growth restrictions and termination of deposit insurance by the FDIC.

    SUPPORT OF SUBSIDIARY BANKS. Under Federal Reserve Board policy, Pinnacle is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each of such subsidiaries. This support may be required at times when, absent such Federal Reserve Board policy, Pinnacle would not otherwise be required to provide it. Any capital loans by a bank holding company to any subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

    Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. This right of recovery by the FDIC generally is superior to any claim of the stockholders of the depository institution that is liable or of any affiliate of such institution. Pinnacle's subsidiary bank is subject to such provisions of FIRREA and such right of recovery by the FDIC.

    Under Michigan law, if the capital of a Michigan-chartered bank is impaired by losses or otherwise, the Michigan Financial Institutions Bureau is authorized to require payment of the deficiency by assessment upon the bank's stockholders, pro rata, and to the extent necessary, if any such assessment is not paid by any stockholder after three months notice, to cause the sale of the stock of such stockholder to make good the deficiency.

    FDIC INSURANCE ASSESSMENTS. The deposits of Pinnacle Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts, such as Pinnacle Bank, for deposit insurance. Separate insurance funds (the BIF and the SAIF) are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Due to the high rate of failures in recent years, the FDIC has adopted a risk-based deposit insurance premium system for all insured depository institutions, including Pinnacle Bank, which requires that a depository institution pay to BIF from $.04 to $.31 per $100, or to SAIF from $.23 to $.31 per $100, of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis. Under its risk-based assessment system, the FDIC may place a member in one of nine assessment risk categories based on certain capital and supervisory measures. The capital measures are "well capitalized," "adequately capitalized" and "less than adequately capitalized." Within each capital group a member may be assigned to one of three supervisory subgroups: "healthy," "supervisory concern" and "substantial supervisory concern."

    A financial institution is "well capitalized" if it has a Total Capital to risk based assets of 10% or greater, a Tier 1 Capital of 6% or greater, and a Tier 1 Capital ratio of 5% or greater. A financial institution is "adequately capitalized" if it does not meet the standards for "well capitalized" but has a Total Capital to risk based assets of 8% or greater, a Tier 1 Capital of 4% or greater, and a Tier 1 Capital ratio of 4% or greater. A financial institution is "less than adequately capitalized" if it does not meet the standards for "adequately capitalized."

    A "healthy" financial institution is one that is financially sound with only a few minor weaknesses. A financial institution raising "supervisory concern" is one with weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk to the BIF or SAIF. A financial institution raising "substantial supervisory concern" is one that poses a substantial probability of loss to the BIF or SAIF unless effective corrective action is taken.

    The risk-related assessment schedule adopted by the FDIC with respect to deposits insured by the BIF is as follows:

                                                                                               SUBSTANTIAL
                                                                              SUPERVISORY      SUPERVISORY
                                                                HEALTHY         CONCERN          CONCERN
                                                             -------------  ---------------  ---------------
Well Capitalized...........................................         .00%            .03%             .17%
Adequately Capitalized.....................................         .03%            .10%             .24%
Less than Adequately Capitalized...........................         .10%            .24%             .27%

    The risk-related assessment schedule recently adopted by the FDIC with respect to deposits insured by the SAIF is as follows:

                                                                                               SUBSTANTIAL
                                                                              SUPERVISORY      SUPERVISORY
                                                                HEALTHY         CONCERN          CONCERN
                                                             -------------  ---------------  ---------------
Well Capitalized...........................................         .23%            .26%             .29%
Adequately Capitalized.....................................         .26%            .29%             .30%
Less than Adequately Capitalized...........................         .29%            .30%             .31%

    The FDIC's adoption of risk-based insurance assessment, schedules did not result in a significant increase in the insurance assessment costs of Pinnacle. As of December 31, 1996, Pinnacle Bank was classified as "well capitalized" and "healthy."

    Legislation was recently enacted that resulted in, among other things, the assessment of a one-time charge (the "Special Assessment") against financial institutions with deposits insured by SAIF. The amount of the charge equaled approximately .657% of the deposits of a financial institution held on March 31, 1995 and subject to the SAIF premium. The Special Assessment was due on September 30, 1996 and payable no later than November 27, 1996. As a result of the Special Assessment, Pinnacle paid an assessment of $2.4 million on approximately $361.3 million of deposits held by it on March 31, 1995 and insured by SAIF.

    The FDIC has determined not to levy any premium on healthy banks for the first half of 1997. As a "well capitalized" and "healthy" institution, Pinnacle Bank will not pay (or accrue) any premiums for FDIC coverage during the first six months of 1997. BIF insured financial institutions will, however, begin servicing Financing Corp. ("FICO") bonds, which were funded by SAIF insured financial institutions. The FICO bonds were issued in the late 1980s in connection with government efforts to bail out the thrift industry. Beginning in 1997, interest payments for FICO bonds will be borne by all FDIC insured institutions. FICO bond servicing will require BIF members to pay 6.4 cents for every $100 in insured deposits, and SAIF members to pay 3.2 cents for each $100 in insured deposits. The servicing payments will be collected electronically by the FDIC beginning January 2, 1997.

    REGULATION OF PROPOSED ACQUISITIONS. With certain limited exceptions, the BHCA prohibits bank holding companies, such as Pinnacle, from acquiring direct or indirect ownership or control of voting shares or assets of any company other than a bank, unless the company involved is engaged solely in one or more activities which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Any such acquisition will require, except in certain limited cases, the prior approval of the Federal Reserve Board.

    FIRREA amended the BHCA in 1989 to permit the Federal Reserve Board to approve an application by any bank holding company to acquire and operate a thrift as a non-bank subsidiary of such bank holding company. A bank holding company such as Pinnacle may apply to the Federal Reserve Board for permission to acquire and operate a thrift engaged only in deposit-taking, lending and other activities that the Federal Reserve Board has determined to be permissible for bank holding companies.

    In evaluating an application for its approval of such an acquisition, the Federal Reserve Board will consider whether the performance by an affiliate of Pinnacle of the activity can reasonably be expected to produce benefits to the public (such as greater convenience, increased competition, or gains in efficiency) that outweigh possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices). The Federal Reserve Board may apply different standards to activities proposed to be commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern. The Federal Reserve Board's consideration will also include an evaluation of the financial and managerial resources of Pinnacle, including its existing subsidiaries, and of any entity to be acquired, and the effect of the proposed transaction on those resources. This required regulatory approval is subject to public notice and comment procedures, and adverse public comments received, or adverse considerations raised by regulatory agencies, may delay or prevent consummation of such an acquisition.

    FIRREA amended the BHCA in 1989 to permit the Federal Reserve Board to approve an application by any bank holding company to acquire and operate a thrift as a non-bank subsidiary of such bank holding company. A bank holding company such as Pinnacle may apply to the Federal Reserve Board for permission to acquire and operate a thrift engaged only in deposit-taking, lending and other activities that the Federal Reserve Board has determined to be permissible for bank holding companies, in accordance with the procedures and standards described in the preceding paragraph.

    RECENT LEGISLATION. In September 1994, the Riegle Community Development and Regulatory Improvement Act (the "Community Development Act") was enacted. The Community Development Act consists of (i) Subtitle A, the "Community Development and Financial Institutions Act," which establishes the "Community Development Financial Institutions Fund" to promote economic revitalization and community development through investment in "Community Development Financial Institutions," and (ii) Subtitle B, "The Home Ownership and Equity Protection Act of 1994," which seeks to increase the protections afforded to individuals most at risk from abusive lending practices, particularly high-interest mortgages secured by the borrowers' homes.

    The Community Development Act provides a number of initiatives to lessen the regulatory burden placed upon depository institutions and also affects a number of the consumer compliance laws by allowing streamlined disclosures for radio advertising of consumer leases, providing consumers with information necessary to challenge an "adverse characterization" due to a credit reporting agency report and by clarifying the disclosure requirements under the Real Estate Settlement Procedures Act regarding the transfer of serviced mortgaged loans.

    The Community Development Act also reforms currency transaction reports to increase their usefulness to the Federal Government and to various law enforcement agencies in combating money laundering. The measure also calls for improvement in the identification of money laundering schemes, better controls over negotiable instruments drawn on foreign banks by making them subject to reporting, and uniform licensing and registration of check cashing and money transmitting businesses, which are often used to facilitate illegal currency transactions.

    In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") was also enacted. The Interstate Act facilitates the interstate expansion and consolidation of banking organizations by permitting (i) beginning one year after enactment of the legislation, bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state, (ii) the interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or "opt out" of this authority prior to such date,
(iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state, (iv) foreign banks to establish, with approval of the appropriate regulators in the United States, branches outside their home states to the same extent that national or state banks located in such state would be authorized to do so and (v) beginning September 29, 1995, banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same or different state.

    The Federal Deposit Insurance Corporation Improvement Act of 1991 substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and revised several other federal banking statutes. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it fails to meet any critical capital level set forth in regulations. The critical capital level is defined as a ratio of tangible equity to total assets of two percent or less. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position under certain circumstances.

    Among other things, FDICIA requires the federal bank regulatory authorities to take "prompt corrective action" in respect of any depository institution which does not meet specified minimum capital requirements. The scope and degree of regulatory intervention is linked to the extent of the shortfall of the depository institution's capital from required minimum standards. In the case of a depository institution which is "critically undercapitalized" (a term defined to include institutions which still have a positive net worth), the federal bank regulatory authorities are generally required to appoint a conservator or receiver. FDICIA also requires the holding company of any undercapitalized depository institution to guarantee, in part, such depository institution's capital plan in order for such plan to be acceptable. FDICIA also prohibits a depository institution that is not well-capitalized from accepting brokered deposits and paying deposit interest rates which significantly exceed the prevailing rate in its own market or the national rate (as determined by the FDIC) for similar deposits. Implementing regulations for these provisions of FDICIA have not yet been adopted by the federal bank regulatory authorities.

    FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized.

    MORTGAGE REGULATION. In the origination of mortgage loans, Pinnacle and its subsidiaries are subject to various federal statutes, such as the Equal Credit Opportunity Act, Fair Credit Reporting Act, Truth in Lending Act, Real Estate Settlement Procedures Act, and Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination and specify disclosures to be made to borrowers regarding credit and settlement costs.

    As sellers and servicers of mortgage loans, Pinnacle and its subsidiaries are participants in the secondary mortgage market with some or all of the following: private institutional investors, Federal

National Mortgage Association ("FNMA"), Government National Mortgage Association, Federal Home Loan Mortgage Corporation ("FHLMC"), Veterans' Administration and Federal Housing Authority. In its dealings with these agencies, Pinnacle and its subsidiaries are subject to various eligibility requirements prescribed by the agencies, including but not limited to net worth, quality control, bonding, financial reporting and compliance reporting requirements. The mortgage loans which Pinnacle and its subsidiaries originate are subject to agency-prescribed procedures, including (without limitation) inspection and appraisal of properties, maximum loan-to-value ratios,and obtaining credit reports on prospective borrowers. On some types of loans, the agencies prescribe maximum loan amounts, interest rates and fees. When selling mortgage loans to FNMA and FHLMC, a seller must represent and warrant that all such mortgage loans conform to the requirements of FNMA and FHLMC. If the mortgage loans sold are found to be nonconforming mortgage loans, FNMA or FHLMC may require the seller to repurchase the nonconforming mortgage loans. Additionally, FNMA and FHLMC may require a seller/servicer to indemnify them against all losses arising from the seller/servicer's failure to perform its contractual obligations under the applicable selling or servicing contract.

FORWARD-LOOKING STATEMENTS

    From time to time, Pinnacle may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products, and similar matters. Such information is often subject to risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, Pinnacle notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include those discussed elsewhere herein (such as competition and regulation); future economic conditions in the regional and national markets in which the companies compete; financial market conditions; inflation; changing competition; the ability to carry out business plans; the ability to enter new markets successfully and capitalize on growth opportunities; adverse changes in applicable law, regulations or rules governing financial institutions and environmental, tax or accounting matters; and the following:

    INTEREST RATE SENSITIVITY. Prevailing economic conditions, particularly changes in market interest rates, may significantly affect the operations of financial institutions such as Pinnacle and Pinnacle Bank because the earnings of a financial institution depend primarily on its net interest income, which is the difference between the income earned on its loans and investments and the interest paid on its deposits and borrowings. Changes in interest rates also can affect the value of a financial institution's interest-earning assets, which are comprised of fixed- and adjustable-rate instruments. Generally, the value of fixed-rate instruments fluctuates inversely with changes in interest rates. Changes in interest rates also can affect the average life of, and demand for, loans and mortgage-related securities. A financial institution is subject to reinvestment risk to the extent that it is not able to reinvest such prepayments at rates which are comparable to the rates on the maturing loans or securities.

    NO ASSURANCE OF SUCCESSFUL ACQUISITIONS. Pinnacle has experienced significant growth in assets as a result of acquisitions. Each acquisition is subject to certain risks that could adversely affect Pinnacle's financial condition and profitability. These risks may include, among others, incorrectly assessing the future earnings potential of the acquired entity or encountering difficulty in integrating the operations of the acquired entity into Pinnacle's holding company structure. Although Pinnacle has successfully integrated a number of acquisitions since 1988, there can be no assurance that Pinnacle will be able to successfully integrate any future acquisition into its holding company structure. Pinnacle intends to continue to seek acquisitions in its existing or adjoining market areas, to the extent suitable candidates and acceptable terms may be identified. However, other than the acquisition of Indiana Federal Corporation and CB Bancorp, Inc. described elsewhere herein, Pinnacle is not currently conducting any acquisition negotiations and there can be no assurance that any further acquisitions will be made or, if made, will be successful.

    LOCAL ECONOMIC CONDITIONS. The success of Pinnacle is dependent to a certain extent upon the general economic conditions in the geographic markets served by it and its subsidiaries. No assurance can be given that favorable economic conditions will exist in such markets.

ITEM 2. PROPERTIES

    Pinnacle owns or leases all of the properties in which its various offices are located. Pinnacle owns its main office in St. Joseph, Michigan. Pinnacle has 16 additional banking offices in Berrien and Van Buren counties, Michigan and corporate offices, 14 branch offices and two loan production offices in Jasper, Lake, Marion and Porter counties, Indiana. Of the branch offices in Michigan, 14 are owned and two are leased. The corporate offices in Indiana are leased. Of the branch offices and loan production offices in Indiana, 11 are owned and three are leased. Pinnacle also owns 18 automated teller machines, of which nine are housed within its banking offices and nine are independently located. At December 31, 1996 and 1995, the properties and equipment of Pinnacle had an aggregate net book value of $12.7 million and $12.5 million, respectively.

ITEM 3. LEGAL PROCEEDINGS

    There are no material legal proceedings to which Pinnacle is a party or to which any of its property is subject. See also Note 19 to the consolidated financial statements of Pinnacle Financial Services, Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of Pinnacle's shareholders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Shares of common stock, no par value per share, of Pinnacle ("Pinnacle Common Stock") are traded in the over-the-counter market and listed for quotation on the Nasdaq National Market under the symbol "PNFI." Although transactions in Pinnacle Common Stock, of Pinnacle have been, and are expected to continue to be, facilitated by market-makers, there can be no assurance that an established or liquid trading market will continue.

    The following table sets forth, for the periods indicated, the high and low sale prices per share of the Pinnacle Common Stock as reported by the Nasdaq National Market. The information with respect to such Nasdaq National Market quotations was obtained from the National Association of Securities Dealers, Inc.

                                                                                  PINNACLE COMMON
                                                                                       STOCK
                                                                                --------------------
                                                                                  HIGH        LOW
                                                                                ---------  ---------
1995       First Quarter......................................................  $   17.50  $   15.00
           Second Quarter.....................................................      17.75      15.75
           Third Quarter......................................................      17.50      15.50
           Fourth Quarter.....................................................      18.50      16.50
1996       First Quarter......................................................      20.50      18.25
           Second Quarter.....................................................      21.75      20.00
           Third Quarter......................................................      24.75      19.50
           Fourth Quarter.....................................................      25.00      23.25

    As of March 21, 1997 there were 733 registered holders of shares of Pinnacle Common Stock.

    The holders of Pinnacle Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors of Pinnacle out of funds legally available therefor. Pinnacle (or its predecessor) has paid cash dividends at least annually since the 1930's and on a regular quarterly basis since April 1979. The table below presents the cash dividends declared, as retroactively adjusted for the effect of stock dividends, for the periods indicated.

                                                                             1996       1995
                                                                           ---------  ---------
                                                                           (PER SHARE AMOUNTS)
First Quarter............................................................  $    0.19  $    0.19
Second Quarter...........................................................       0.21       0.19
Third Quarter............................................................       0.21       0.19
Fourth Quarter...........................................................       0.21       0.19

    Any future dividends will depend upon, among other things, the earnings, cash position and capital needs of Pinnacle and the future financial results and requirements and contractual restrictions applicable to Pinnacle or its subsidiaries. The ability of Pinnacle to fund its operations and to pay dividends on its common stock will be dependent upon its receipt of dividends from its subsidiaries. The ability of those subsidiaries to pay dividends is subject to regulatory restrictions.

ITEM 6. SELECTED FINANCIAL DATA

    The following table summarizes certain consolidated historical financial data of Pinnacle for each of the years in the five year period ended December 31, 1996. All information is presented in accordance with generally accepted accounting principles, except for selected regulatory data, which are presented in accordance with regulatory accounting practices. (All such information is in thousands, except per share data.)

            SELECTED FINANCIAL DATA--FIVE YEAR SUMMARY OF OPERATIONS

                                                                   AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                1996       1995       1994       1993       1992
                                                              ---------  ---------  ---------  ---------  ---------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED FINANCIAL DATA:
  Total assets..............................................  $1,069,121 $ 911,446  $ 409,438  $ 409,572  $ 394,880
  Loans, net................................................    603,921    512,607    290,330    264,010    262,623
  Allowance for loan losses.................................      5,643      5,852      5,014      5,215      5,881
  Securities................................................    372,157    287,532     91,533    119,889     96,080
  Cash and cash equivalents.................................     46,040     28,531     14,750     13,892     15,863
  Deposits..................................................    761,269    703,100    351,176    363,014    352,319
  Securities sold under repurchase agreements and other
    borrowings..............................................    225,361    127,154     19,882     10,454      8,685
  Total stockholders' equity................................     78,049     74,896     35,148     33,878     30,494
SELECTED OPERATIONS DATA:
  Interest income...........................................     73,969     37,495     28,968     29,349     26,249
  Interest expense..........................................     39,693     18,151     11,862     12,420     12,587
    Net interest income.....................................     34,276     19,344     17,106     16,929     13,662
  Provision for loan losses.................................        375        225        125        360      1,094
    Net interest income after provision for loan losses.....     33,901     19,119     16,981     16,569     12,568
  Noninterest income........................................      7,308      4,586      3,756      4,174      3,944
  Noninterest expense.......................................     26,956     14,636     13,114     13,451     10,442
    Income before income taxes, extraordinary items and
      accounting change.....................................     14,253      9,069      7,623      7,292      6,070
  Income tax expense........................................      5,101      2,610      2,333      2,255      1,792
    Net income..............................................  $   9,152  $   6,459  $   5,290  $   5,037  $   4,278
SELECTED OPERATING RATIOS:
  Return on average assets..................................       0.94%      1.36%      1.30%      1.27%      1.32%
  Return on average stockholders' equity....................      12.34      15.91      15.40      15.77      14.73
  Net interest margin.......................................       3.79       4.43       4.61       4.67       4.69
  Ratio of noninterest income to total average assets.......       0.75       0.96       0.92       1.05       1.22
  Ratio of noninterest expense to total average assets......       2.76       3.07       3.22       3.39       3.22
  Efficiency ratio (1)......................................      63.30      59.80      60.90      61.90      57.20
  Ratio of average earning assets to average total assets...      94.10      93.90      94.10      94.30      93.30
  Dividend payout ratio.....................................      52.90      46.91      44.93      40.15      42.86
PER SHARE DATA: (2)
  Net income per share......................................  $    1.55  $    1.62  $    1.38  $    1.32  $    1.12
  Cash dividends per share..................................       0.82       0.76       0.62       0.53       0.48
  Book value per share......................................      13.06      12.75       9.20       8.86       7.98
ASSET QUALITY RATIOS:
  Nonperforming loans to total loans........................       0.80%      0.83%      0.60%      0.92%      2.39%
  Allowance for loan losses to total loans..................       0.93       1.13       1.73       1.98       2.24
  Allowance for loan losses to nonperforming loans..........     115.08     135.46     287.83     215.85      93.62
  Net charge-off loans to average loans.....................       0.10       0.15       0.12       0.40       0.59
CAPITAL RATIOS:
  Stockholders' equity to assets............................       7.30%      8.22%      8.58%      8.27%      7.72%
  Tier I capital to total assets............................       6.16       6.51       8.20       7.39       6.79
  Tier I capital to risk-based assets.......................      11.99      11.97      12.13      11.85      10.70

------------------------------

(1) Efficiency ratio is equal to noninterest expense less amortization of intangible expenses divided by net interest income plus noninterest income less gain or loss on security transactions.

(2) Per share data has been restated to reflect all stock dividends and stock splits. Pinnacle's last stock split was in 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The following discussion provides information regarding Pinnacle's financial condition and results of operations for each of the years ended December 31, 1996, 1995 and 1994. This discussion should be read in conjunction with the consolidated financial statements of Pinnacle, and the notes thereto, which appear elsewhere herein.

OVERVIEW AND FINANCIAL CONDITION

    For the year ended December 31, 1996, Pinnacle reported net income of approximately $9.2 million, or $1.55 per share, as compared to net income of approximately $6.5 million, or $1.62 per share for the year ended December 31, 1995, an increase in net income of 41.7%, and a decrease of 4.3% on a per share basis. Net income for the year ended December 31, 1994 was approximately $5.3 million or $1.38 per share. The earnings for 1996 were negatively impacted by a one-time charge to replenish the Savings Association Insurance Fund ("SAIF") which insures thrift deposits. The charge to Pinnacle was $1.45 million after tax or $0.25 per share. Without the charge, net income would have increased 64.1% to $10.6 million for the year ended December 31, 1996, or $1.80 per average share outstanding, an increase of 11.1%. The substantial increase in net income for 1996 compared to 1995 is attributable primarily to the acquisition by Pinnacle of all of the outstanding capital stock of Maco Bancorp, Inc. in exchange for aggregate consideration of $41.9 million through the merger of Maco Bancorp, Inc. with and into Pinnacle (the "Maco Acquisition"). The purchase price for the Maco Acquisition consisted of cash, a secured, short-term interest-bearing promissory note in the principal amount of $18.0 million (the "Acquisition Note"), and shares of Pinnacle Common Stock then valued at approximately $21.0 million. The earnings increase in 1995 as compared to 1994 was largely the result of net interest income that was associated with higher levels of interest earning assets.

    Due to the timing of the Maco Acquisition, which was consummated on December 1, 1995, and because of the application of purchase accounting (which includes the earnings and assets of Maco from the date of the Maco Acquisition), results for the year ended December 31, 1996 are not necessarily comparable to results for years ended on or before December 31, 1995.

    Since 1994, average earning assets have equaled or exceeded 94.0% of total average assets. The following table summarizes the components of Pinnacle's total assets, total loans, total deposits and stockholders' equity at the dates indicated.

                       OVERVIEW AND FINANCIAL HIGHLIGHTS

                                                                   AT DECEMBER 31,
                                                         ------------------------------------
                                                             1996         1995        1994
                                                         ------------  ----------  ----------
                                                                (DOLLARS IN THOUSANDS)
Loans, net.............................................  $    603,921  $  512,607  $  285,316
Total assets...........................................     1,069,121     911,446     409,438
Deposits...............................................       761,269     703,100     352,037
Stockholders' equity...................................        78,049      74,896      35,148

    Pinnacle has experienced significant loan growth since December 31, 1993. Loans, net of unearned income, at December 31, 1996 were approximately $609.6 million, which was $91.1 million greater than loans, net of unearned income, at December 31, 1995. Of the growth in loans, Pinnacle Bank's new presence in the northern Indiana market provided growth of $60.9 million or 29.1% while the southwestern Michigan market grew a more moderate $30.2 million or 9.8%. Loans, net of unearned income, at December 31, 1995 were approximately $518.5 million, which was $228.1 million greater than loans, net of unearned income, at December 31, 1994. Of the growth in loans, net of unearned income, from December 31, 1994 to December 31, 1995, $209.6 million was related to the Maco Acquisition and approximately $18.5 million, or 6.4%, was the result of the banking activities of Pinnacle Bank.

    Total assets and total deposits remained relatively constant from December 31, 1993 to November 30, 1995. However, upon consummation of the Maco Acquisition on December 1, 1995, total assets and total deposits increased substantially. Total assets at December 31, 1996 were $1.1 billion, or 17.3% greater than total assets at December 31, 1995. The growth was primarily the result of strong loan demand which was funded by strong deposit growth and increases in Federal Home Loan Bank advances and securities sold under repurchase agreements and other borrowings. Total assets at December 31, 1995 were $911.4 million, or 122.6% greater than total assets at December 31, 1994 of $409.4 million. Of this increase, approximately $444.8 million of this was attributable to the Maco Acquisition, and the balance resulted from the banking activities of Pinnacle Bank. Total deposits at December 31, 1996 were $761.0 million as compared to $703 million at December 31, 1995, an increase of 8.3%. The growth in deposits was primarily in noninterest bearing demand deposits which increased $28.0 million or 55.5% and time deposits which increased $24.1 million or 7.5%. Total deposits at December 31, 1995 increased $351.1 million over total deposits at December 31, 1994, an increase of 99.7%. Of this increase in total deposits, $318.8 million resulted from the Maco Acquisition and approximately $32.3 million, or 9.2%, resulted from the banking activities of Pinnacle Bank.

    Federal Home Loan Bank advances, securities sold under repurchase agreements and other borrowings were approximately $225.4 million at December 31, 1996, an increase of $98.2 million, or 77.2%, from December 31, 1995 levels. The increase was used primarily to fund strong loan growth and to match fund specific investment security purchases with similar adjustable rate features and maturities. Securities sold under repurchase agreements and other borrowings increased to approximately $127.2 million at December 31, 1995 from approximately $19.9 million at December 31, 1994. Of this increase, $8.5 million was attributable to the banking activities of Pinnacle Bank, approximately $80.8 million was attributable to the Maco Acquisition, and $18.0 million was attributable to the Acquisition Note issued by Pinnacle to the sole stockholder of Maco. The Acquisition Note was repaid in full in March 1996.

    A majority of Pinnacle's revenue is generated by its average earning assets. For 1996, average earning assets totaled $918.4 million, an increase of $470.7 million, or 105.1%, over 1995, which helped increase net interest income by $15.0 million. The Maco Acquisition on December 1, 1995 provided the increase in average earning assets of $451.2 million for 1996. The increase in average earning assets was offset by a reduction in net interest margin to 3.79% in 1996 as compared to 4.43% in 1995. This reduction was primarily the result of the Maco Acquisition which experienced a lower net interest margin as compared to Pinnacle's margin before the acquisition. For 1995, average earning assets totaled $447.7 million, an increase of approximately $64.8 million over 1994. This increase in average earning assets, which was attributable primarily to the Maco Acquisition, resulted in an increase in net interest income of $2.2 million for the year ended December 31, 1995. However, the increase in average earning assets was partially offset by a reduction in net interest margin, which was 4.43% in 1995 as compared to 4.61% in 1994. This reduction in net interest margin resulted from higher cost borrowings and time deposits and a lower net interest margin associated with the thrift operations acquired in the Maco Acquisition.

    Stockholders' equity was approximately $78.0 million at December 31, 1996, as compared to $74.9 million at December 31, 1995. Retained earnings generated primarily through net income added $4.3 million while net unrealized gains reversed to a net unrealized loss at December 31, 1996 of $376,000 for a reduction of $1.5 million. Additional paid in capital increased $352,000 primarily from the issuance of 99,451 shares of stock through the acquisition of Starke's, Inc., an insurance agency, in October 1996. Primarily as a result of the Maco Acquisition, stockholders' equity grew $39.8 million, or 113.1%, to approximately $74.9 million at December 31, 1995 as compared to stockholders' equity of $35.1 million at December 31, 1994. Of such $39.8 million increase in stockholders' equity, (i) approximately $13.2 million was attributable to the public stock offering that was associated with the Maco Acquisition and completed on December 1, 1995, (ii) approximately $21.0 million was attributable to the stock portion of the Purchase Price paid in the Maco Acquisition, (iii) approximately $3.2 million was attributable to retained earnings generated primarily through net income (net of dividends declared), and (iv) approximately $2.4 million was attributable to net unrealized gains on securities available-for-sale. Pinnacle follows two key financial performance measures. Pinnacle's return on average equity measures how profitably the stockholders' invested capital has been deployed. Pinnacle's return on average equity was 12.34% for 1996 compared to 15.91% for 1995. Return on average assets measures how profitably the total assets of Pinnacle are invested. Return on average assets was .94% for 1996 compared to 1.36% for 1995. The returns were negatively impacted in 1996 by the one-time special assessment by SAIF. Excluding the SAIF assessment, return on average equity and return on average assets would have been 14.29% and 1.09% respectively. The ratio of average stockholders' equity to average total assets was 7.60% in 1996, 8.52% in 1995 and 8.44% in 1994. The ratio of dividends declared to net income per share of Pinnacle Common Stock was 52.9% in 1996, 46.9% in 1995, and 44.9% in 1994.

RESULTS OF OPERATIONS

    NET INCOME. Net income for the year ended December 31, 1996 was approximately $9.2 million, a 41.7% increase, as compared to net income of $6.5 million for the same period in 1995. This increase in net income was largely the result of higher levels of net interest income attributable to the higher level of earning assets that resulted from the Maco Acquisition. Net income for the year ended December 31, 1995 was 22.1% higher than the $5.3 million in net income for the year ended December 31, 1994.

    NET INTEREST INCOME. Net interest income is Pinnacle's primary source of earnings and represents the excess of interest earned on earning assets over interest expense associated with the deposits and other funding sources used to finance those assets. Net interest income is influenced primarily by changes in the volume and mix of earning assets and sources of funding and market rates of interest. Other external factors, such as the strength of credit demands by customers, liquidity and maturity preferences of deposit customers, and governmental monetary policy, also can have a significant impact on earnings.

                  SUMMARY OF CONSOLIDATED NET INTEREST INCOME

    The following table sets forth certain information with respect to Pinnacle's consolidated net income for each of the years ended December 31, 1996, 1995 and 1994.

                                                                      YEAR ENDED DECEMBER 31,
                                     ------------------------------------------------------------------------------------------
                                                 1996                           1995                           1994
                                     ----------------------------   ----------------------------   ----------------------------
                                     AVERAGE              AVERAGE   AVERAGE              AVERAGE   AVERAGE              AVERAGE
                                     BALANCE   INTEREST    RATE     BALANCE   INTEREST    RATE     BALANCE   INTEREST    RATE
                                     --------  --------   -------   --------  --------   -------   --------  --------   -------
ASSETS                                                                 (DOLLARS IN THOUSANDS)
  Federal funds sold...............  $  7,728  $   410     5.31%    $  4,458  $   257     5.76%    $  2,748  $   110     4.00%
  Interest-bearing deposits with
    financial institutions.........     9,758      529     5.42%       3,970      256     6.45%       1,554       76     4.89%
  U.S. Treasury and goverment
    agencies.......................   214,642   14,871     6.93%      66,380    4,291     6.46%      51,009    2,666     5.23%
  Securities of Political
    Subdivisions and State (2).....   125,021    8,618     6.89%      50,083    3,335     6.66%      52,893    3,421     6.47%
  Loans (1)(2).....................   561,257   50,108     8.93%     322,851   29,854     9.25%     274,757   23,255     8.46%
                                     --------  --------   -------   --------  --------   -------   --------  --------   -------
    Total interest-earning
      assets.......................   918,406   74,536     8.12%     447,742   37,993     8.49%     382,961   29,528     7.71%
                                     --------  --------   -------   --------  --------   -------   --------  --------   -------
  Cash and due from banks..........    21,324                         14,515                         12,617
  Premises and equipment, net......    12,676                          7,633                          7,008
  Allowance for loan losses........    (5,734)                        (5,023)                        (5,156)
  Other assets.....................    29,420                         11,540                          9,525
                                     --------  --------   -------   --------  --------   -------   --------  --------   -------
    Total assets...................  $976,092  $74,536              $476,407  $37,993              $406,955  $29,528
                                     --------  --------   -------   --------  --------   -------   --------  --------   -------
                                     --------  --------   -------   --------  --------   -------   --------  --------   -------
LIABILITIES
  Interest-bearing demand..........  $ 76,557  $ 1,541     2.01%    $ 48,223  $   939     1.95%    $ 45,978  $   810     1.76%
  Savings and money market
    accounts.......................   261,149    9,727     3.72%     143,006    5,905     4.13%     141,511    4,585     3.24%
  Time deposits of $100,000 or
    more...........................    61,928    3,418     5.52%      30,496    1,641     5.38%      14,918      638     4.28%
  Other time deposits..............   280,357   15,850     5.65%     133,836    7,608     5.68%     116,107    5,283     4.55%
                                     --------  --------   -------   --------  --------   -------   --------  --------   -------
    Total interest-bearing
      deposits.....................   679,991   30,536     4.49%     355,561   16,093     4.53%     318,514   11,316     3.55%
                                     --------  --------   -------   --------  --------   -------   --------  --------   -------
  Federal Home Loan Bank
    advances.......................   127,629    7,402     5.80%      19,041    1,182     6.21%       3,733      214     5.73%
  Federal funds purchased and
    securities sold................    38,311    1,755     4.58%      19,091      876     4.59%      10,676      332     3.11%
                                     --------  --------   -------   --------  --------   -------   --------  --------   -------
  Total interest-bearing
    liabilities....................   845,931   39,693     4.69%     393,693   18,151     4.61%     332,923   11,862     3.56%
                                     --------  --------   -------   --------  --------   -------   --------  --------   -------
  Noninterest-bearing deposits.....    50,458                         39,028                         37,587
  Other liabilities................     5,558                          3,093                          2,084
                                     --------  --------   -------   --------  --------   -------   --------  --------   -------
    Total liabilities..............   901,947                        435,814                        372,594
  Stockholders' equity.............    74,145                         40,593                         34,361
                                     --------  --------   -------   --------  --------   -------   --------  --------   -------
    Total liabilities and
      stockholders' equity.........  $976,092                       $476,407                       $406,955
                                     --------  --------   -------   --------  --------   -------   --------  --------   -------
                                     --------  --------   -------   --------  --------   -------   --------  --------   -------
    Net interest income............            $34,843                        $19,842                        $17,666
                                               --------                       --------                       --------
                                               --------                       --------                       --------
    Net interest rate margin (3)...                        3.79%                          4.43%                          4.61%
                                                          -------                        -------                        -------
                                                          -------                        -------                        -------

------------------------------

(1) For purposes of these computations, nonaccrual loans and unearned income are included in the daily average loan amounts outstanding.

(2) Income from state and political subdivisions securities and loans are stated on a tax equivalent basis.

(3) Net interest rate margin is equal to total interest income less total interest expense divided by total average earning assets.

                              RATE/VOLUME ANALYSIS

    The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have effected Pinnacle's interest income and expense during the periods indicated. For each category of interest-earnings assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), (iii) changes in volume and rate combined (change in rate multiplied by change in volume), and (iv) total change in rate and volume.

                                                    1996/1995                                    1995/1994
                                            CHANGE IN INTEREST DUE TO:                   CHANGE IN INTEREST DUE TO:
                                   --------------------------------------------  ------------------------------------------
                                                           RATE &        NET                            RATE &       NET
                                    VOLUME      RATE       VOLUME      CHANGE     VOLUME      RATE      VOLUME     CHANGE
                                   ---------  ---------  -----------  ---------  ---------  ---------  ---------  ---------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS
  Federal funds sold.............  $     188  $     (20)  $     (15)  $     153  $      68         48  $      31  $     147
  Interest-bearing deposits with
    financial institutions.......        373        (41)        (59)        273        118         24         38        180
  U.S. Treasury and government
    agencies.....................      9,578        312         690      10,580        804        627        194      1,625
  Securities of state and
    political subdivisions (1)...      4,991        115         177       5,283       (182)       100         (4)       (86)
  Loans (1)......................     22,053     (1,033)       (766)     20,254      4,069      2,171        359      6,599
                                   ---------  ---------       -----   ---------  ---------  ---------  ---------  ---------
    Total interest-earning
      assets.....................  $  37,183  $    (667)  $      27   $  36,543  $   4,877  $   2,970  $     618  $   8,465
                                   ---------  ---------       -----   ---------  ---------  ---------  ---------  ---------
                                   ---------  ---------       -----   ---------  ---------  ---------  ---------  ---------
LIABILITIES
  Interest-bearing demand........  $     553  $      29   $      20   $     602  $      40  $      87  $       2  $     129
  Savings and money market
    accounts.....................      4,879       (586)       (471)      3,822         48      1,259         13      1,320
  Time deposits of $100,000 or
    more.........................      1,691         43          43       1,777        667        164        172      1,003
  Other time deposits............      8,322        (40)        (40)      8,242        807      1,312        206      2,325
                                   ---------  ---------       -----   ---------  ---------  ---------  ---------  ---------
    Total interest-bearing
      deposits...................     15,445       (554)       (448)     14,443      1,562      2,822        393      4,777
                                   ---------  ---------       -----   ---------  ---------  ---------  ---------  ---------
  Federal Home Loan Bank
    advances.....................      6,743        (78)       (445)      6,220        877         18         73        968
  Federal funds purchased and
    securities sold..............        882         (2)         (1)        879        262        158        124        544
                                   ---------  ---------       -----   ---------  ---------  ---------  ---------  ---------
    Total interest-bearing
      liabilities................  $  23,070  $    (634)  $    (894)  $  21,542  $   2,701  $   2,998  $     590  $   6,289
                                   ---------  ---------       -----   ---------  ---------  ---------  ---------  ---------
                                   ---------  ---------       -----   ---------  ---------  ---------  ---------  ---------
    Net interest income..........  $  14,113  $     (33)  $     921   $  15,001  $   2,176  $     (28) $      28  $   2,176
                                   ---------  ---------       -----   ---------  ---------  ---------  ---------  ---------
                                   ---------  ---------       -----   ---------  ---------  ---------  ---------  ---------

------------------------

(1) Income from state and political subdivisions securities and loans are stated on a tax equivalent basis.

    Net interest income on a tax-equivalent basis was approximately $34.8 million for the year ended December 31, 1996, as compared to $19.8 million for the year ended December 31, 1995. The substantial increase in net interest income during 1996 over the same period in 1995 was due primarily to the increase in average earning assets associated with the Maco Acquisition. An increase in average earning assets for the year ended December 31, 1996 of $470.7 million increased net interest income by $14.1 million, while a lower net interest margin of 3.79% for 1996 as compared to 4.43% for 1995 resulted in a decrease in net interest income. The decrease in net interest margin was attributable mainly to lower margins at First Federal.

    Net interest income on a tax-equivalent basis for the year ended December 31, 1995, increased approximately $2.2 million, or 12.4%, over net interest income on a tax-equivalent basis of approximately $17.7 million for the year ended December 31, 1994. During 1995, an increase in average loan balances of approximately $48.1 million led to an increase in interest income on loans of nearly $4.1 million. The increase in interest income was offset by an increase in interest expense of $2.5 million that was caused by an increase in average interest-bearing liabilities of nearly $60.8 million. In addition, a higher interest rate environment during 1995 caused an increase in interest income on earning assets of $3.0 million to be offset by an increase in interest expense on interest-bearing liabilities of $3.0 million. Net interest margin decreased to 4.43% for year ended December 31, 1995 from 4.61% for the year ended December 31, 1994.

    Total loans as of December 31, 1996 were $609.6 million, an increase of $91.1 million or 17.6% over total loans as of December 31, 1995. Emphasis on commercial and home equity loans in our new Indiana market entered through the Maco Acquisition on December 1, 1995 impacted this growth. Commercial loans at December 31, 1996 totaled $210.3 million, an increase of $56.3 million or 36.5% over the December 31, 1995 total of $154.0 million. Pinnacle's Indiana balances of commercial loans provided $39.1 million of this growth, an increase of 214.5% over total commercial loans of $18.2 million in Indiana as of December 31, 1995, as the bank placed greater emphasis on commercial banking in that market. Consumer loans, including home equity loans, grew by 22.9% to $114.1 million at December 31, 1996 as compared to $92.8 million at December 31, 1995. The new Indiana market also provided most of this growth, with consumer loans in Indiana increasing $20.2 million, or 83.3%, to $44.4 million at December 31, 1996. Real estate loans at December 31, 1996 increased slightly by 3.0%, or $8.0 million, to $276.9 million as compared to $268.9 million at December 31, 1995 as Pinnacle primarily originated real estate loans for resale in the secondary market for fee income and sought to control the level of real estate loans to manage interest rate risk associated with these longer term assets.

    Total loans at December 31, 1995, increased $228.1 million, or 78.6%, over total loans at December 31, 1994 of $290.3 million. Approximately $209.6 million of this increase in total loans resulted from the Maco Acquisition, while $18.5 million, or 6.4%, of this increase was attributable to the banking activities of Pinnacle Bank. Commercial loans at December 31, 1995 increased by $33.6 million, or 27.9%, to $154.0 million. Of this increase, approximately $18.2 million resulted from the Maco Acquisition and approximately $15.4 million, or 12.8%, was attributable to the banking activities of Pinnacle Bank and strong demand for commercial business and development in southwestern Michigan. Consumer loans grew 48.0% to approximately $92.9 million at December 31, 1995 as compared to $62.7 million at December 31, 1994. Of this increase, $24.2 million resulted from the Maco Acquisition and approximately $5.9 million, or 9.4%, was attributable to the banking activities of Pinnacle Bank and a new home equity loan product introduced by Pinnacle Bank in 1994. Real estate loans at December 31, 1995 increased approximately $165.9 million, or 161.0%, over real estate loans of $103.0 million at December 31, 1994. Approximately $167.2 million of this increase was attributable to the Maco Acquisition.

    Securities, federal funds sold and interest-bearing deposits with financial institutions were $391.1 million at December 31, 1996 and $332.9 million at December 31, 1995. The increase in this item in 1996 as compared to 1995 was attributable primarily to Pinnacle Bank using specific adjustable rate security investments to match against short-term funding sources as a tool to manage interest rate risk. Securities, federal funds sold and interest-bearing deposits with financial institutions increased $240.2 million, or 259.2%, at December 31, 1995 as compared to approximately $92.7 million at December 31, 1994. The growth during 1995 was primarily attributable to the Maco Acquisition, which added $203.7 million to this item.

    The following table presents a breakdown by category of the average amount of deposits (all in domestic offices) and the average rate paid for the years indicated.

                                                1996                       1995                       1994
                                              AVERAGE    AVERAGE RATE    AVERAGE    AVERAGE RATE    AVERAGE    AVERAGE RATE
                                              BALANCE        PAID        BALANCE        PAID        BALANCE        PAID
                                             ----------  -------------  ----------  -------------  ----------  -------------
                                                                         (DOLLARS IN THOUSANDS)
Noninterest-bearing demand deposits........  $   50,458         0.00%   $   39,028         0.00%   $   37,587         0.00%
Interest-bearing demand deposits...........      76,557         2.01        48,223         1.95        45,978         1.76
Savings deposits...........................     261,149         3.72       143,006         4.13       141,511         3.24
Time deposits..............................     342,285         5.63       164,332         5.63       131,025         4.52
                                             ----------                 ----------                 ----------
  Total....................................  $  730,449                 $  394,589                 $  356,101
                                             ----------                 ----------                 ----------
                                             ----------                 ----------                 ----------

    Total deposits increased by $58.2 million or 8.3% to $761.3 million at December 31, 1996 from $703.1 million at December 31, 1995. Noninterest bearing demand deposits increased $28.0 million or 55.5% as Pinnacle continued to have success with a new line of checking accounts introduced in 1995.

    Time deposits grew by $24.1 million, or 7.5%, to $344.2 million at December 31, 1996 as compared to $320.2 million on December 31, 1995, as interest rates on time deposits remained attractive as compared to yields on products available from non-bank competitors when compared to risk.

    Total deposits increased by $351.1 million, or 99.7%, to $703.1 million at December 31, 1996 from $352.0 million at December 31, 1994. The Maco Acquisition provided $318.8 million in deposit growth while internal growth was $32.3 million, or 9.2%, as a new line of checking account products was introduced. Demand deposit product balances grew $43.1 million or 49.4% with the Maco Acquisition providing $38.2 million in demand deposit growth and internal growth of $4.9 million, or 5.7%. Time deposits at December 31, 1995 totaled $320.2 million as compared to $133.1 million on December 31, 1994, an increase of $187.1 million or 140.5%. The time deposits of the Maco Acquisition totaled $161.7 million at December 31, 1995 while Pinnacle Bank's Michigan market totaled $158.5 million for an increase of $25.4 million, or 19.2%, for 1995, as interest rates increased during the first half of 1995 and customers determined that yields on time deposits were more attractive than yields on products available from non-bank competitors. Savings products increased $120.8 million, or 91.8%, to $252.5 million at December 31, 1995 of which $118.9 million came through the Maco Acquisition and $2.0 million in growth in Pinnacle Bank's Michigan market.

                             SHORT-TERM BORROWINGS

                                                                                      AT OR FOR THE YEAR ENDED
                                                                                            DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
                                                                                       (DOLLARS IN THOUSANDS)
FEDERAL FUNDS PURCHASED:
  Balance at end of period.......................................................  $  42,900  $  --      $   1,400
  Weighted average interest rate at end of year..................................       5.67%      0.00%      6.08%
  Maximum amount outstanding (1).................................................  $  42,900  $  11,150  $   6,300
  Average amount outstanding.....................................................  $  12,259  $   2,061  $   1,014
  Weighted average interest rate during year.....................................       5.51%      6.21%      4.64%
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS:
  Balance at end of period.......................................................  $  22,413  $  12,402  $   9,982
  Weighted average interest rate at end of year..................................       3.94%      3.20%      3.40%
  Maximum amount outstanding (1).................................................  $  25,092  $  24,209  $  12,454
  Average amount outstanding.....................................................  $  22,413  $  15,501  $   9,961
  Weighted average interest rate during year.....................................       3.90%      4.26%      2.95%

------------------------

(1) Based on amount outstanding at month end during each year

    Federal Home Loan Bank advances, securities sold under repurchase agreements and other borrowings increased $98.2 million, or 77.2%, to approximately $225.4 million at December 31, 1996. The increase was primarily used to match specific adjustable rate security purchases of approximately $40 million and to the match funding of approximately $30 million in longer term 15 year fixed rate home equity loans. Federal Home Loan Bank advances, securities sold under repurchase agreements and other borrowings increased approximately $107.3 million, or 539.5%, to approximately $127.2 million at December 31, 1995. In comparison, this item was only $19.9 million at December 31, 1994. The growth in 1995 was primarily the result of the Maco Acquisition, and includes approximately $80.8 million in balances at Maco and the $18.0 million Acquisition Note issued by Pinnacle to the sole stockholder of Maco. (The Acquisition Note was repaid in full in March, 1996.) In addition, during 1995, borrowings at the Federal Home Loan Bank of Indianapolis increased by $8.5 million, or 42.9%, as Pinnacle continued to utilize alternative low rate funding sources to fund increased loan demand and certain investment security purchases with similar adjustable rate features and maturities.

    PROVISION FOR LOAN LOSSES. For the year ended December 31, 1996, the provision for loan losses totaled $375,000 as compared to $225,000 for the same period in 1995, and $125,000 for the same period in 1994. Non-accrual loans decreased to $761,000 at December 31, 1996 as compared to $3.3 million at December 31, 1995, and $749,000 at December 31, 1994. Total nonperforming loans to total loans decreased to 0.80% as of December 31, 1996 compared to 0.83% as of December 31, 1995. Total past due loans over 90 days increased from $675,000 in 1995 to $3.9 million in 1996. Pinnacle management believes these increases are attributable primarily to the Maco Acquisition and not to any general decline in credit quality.

    The 1995 increase in the provision for loan losses was attributable mainly to loan growth and an increase in net charge-offs of $161,000. Even though nonaccrual loans totaled $3.3 million at December 31, 1995, as compared to $749,000 at December 31, 1994, Pinnacle's management believes loan credit quality remains good since much of this increase was attributable to the Maco Acquisition. Indeed, nonaccrual loans attributable to the lending activities of Pinnacle Bank increased only $132,000 to $881,000 at December 31, 1995. Total nonperforming loans to total loans remained strong at .83% at December 31, 1995 as compared to .60% at December 31, 1994. Total past due loans over 90 days increased from $490,000 in 1994 to $675,000 in 1995.

    NONINTEREST INCOME. The following table reflects various components of noninterest income for each time period reported.

NONINTEREST INCOME

                                                                     1996       1995       1994
                                                                   ---------  ---------  ---------
                                                                       (DOLLARS IN THOUSANDS)
Service charges on deposit accounts..............................  $   2,207  $   1,530  $   1,479
Trust fees.......................................................        601        533        485
Investment services fees.........................................        229        125        169
Merchant and loan service fees...................................      1,270        923        770
Recoveries on distressed assets..................................        250        296        262
Gain (loss) on sale of loans, net................................      1,075        182        (11)
Investment securities gains, net.................................        653        350         64
Other income.....................................................      1,023        647        538
                                                                   ---------  ---------  ---------
    Total noninterest income.....................................  $   7,308  $   4,586  $   3,756
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    Noninterest income for the year ended December 31, 1996 was approximately $7.3 million and approximately $4.6 million for the year ended December 31, 1995. Of this $2.7 million increase, $1.8 million was attributable to the Maco Acquisition (including $315,000 attributable to security gains from the sale of securities available-for-sale). In addition, at Pinnacle Bank, deposit service charges increased $306,000, or 20.3%, trust income increased $68,000, or 12.8%, brokerage and investment services fees increased $104,000, or 83.2%, and other loan service fees increased $299,000, or 32.5%.

    Noninterest income for the year ended December 31, 1995 increased $830,000, or 22.1%, as compared to approximately $3.8 million for the year ended December 31, 1994. Net security gains accounted for $286,000 of the increase as securities available-for-sale were sold to support loan demand in a period where investment security pricing was rising and yields were decreasing. Mortgage loan sales income for the year ended December 31, 1995 was $182,000, a $193,000 increase as compared to a loss of $11,000 for year ended December 31, 1994. During 1995, service charges on deposit accounts, trust fees and merchant and loan servicing fees all demonstrated steady increases as new products were introduced. However, investment service fees continued to decline in revenue as customers remained invested in bank time deposits rather than seeking alternate non-bank investments.

    NONINTEREST EXPENSE. The following table presents the major components of noninterest expense for each period reported.

NONINTEREST EXPENSE

                                                                 1996       1995       1994
                                                               ---------  ---------  ---------
                                                                   (DOLLARS IN THOUSANDS)
Salaries.....................................................  $   8,239  $   5,306  $   4,776
Benefits.....................................................      2,604      1,794      1,297
                                                               ---------  ---------  ---------
    Total salaries and benefits..............................  $  10,843  $   7,100  $   6,073
Occupancy expense............................................      2,055      1,097      1,033
Equipment expense............................................      1,615        947        885
Postage and delivery.........................................        643        362        292
Supplies.....................................................        915        455        418
Marketing and promotion......................................      1,481        695        298
Professional services........................................        718        314        417
FDIC insurance...............................................      3,196        552        808
Amortization of intangibles..................................      1,283        525        458
Other expense................................................      4,207      2,589      2,432
                                                               ---------  ---------  ---------
    Total noninterest expense................................  $  26,956  $  14,636  $  13,114
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Non-interest expense for the year ended December 31, 1996 was $27.0 million as compared to $14.6 million for the same period in 1995. Of this 84.2% increase in non-interest expense, approximately $11.0 million was attributable to the Maco Acquisition (including $2.0 million attributable to the one-time Special Assessment against financial institutions with deposits insured by SAIF). The balance of this increase, which was attributable primarily to the activities of Pinnacle Bank and approximately $300,000 in costs associated with changing of the name of First Federal, $358,000 for the Special Assessment charged against Pinnacle Bank's Michigan thrift deposits, $302,000 for computer equipment upgrades, $106,000 for telephone expenses, and $59,000 for professional fees.

    Noninterest expense increased $1.5 million, or 11.6%, for the year ended December 31, 1995 as compared to $13.1 million for the same period in 1994. Salary and benefits increased $1.0 million, or 16.9%, in 1995 due primarily to the Maco Acquisition, merit increases and the opening of a new supermarket branch. Marketing expenses increased $397,000, or 133.2%, in 1995 due to increased costs associated with a new line of checking account products introduced by Pinnacle Bank in March 1995. FDIC insurance decreased $256,000, or 31.7%, in the period due to a decline in insurance premiums on bank deposits.

    INCOME TAXES. Income taxes were approximately $5.1 million for the year ended December 31, 1996 and approximately $2.6 million for the year ended December 31, 1995. The increase was the result of higher levels of earnings, including, in substantial part, earnings associated with the Maco Acquisition.

    Income taxes for the year ended December 31, 1995, increased $277,000 over income taxes of $2.3 million for the year ended December 31, 1994. This increase was due primarily to higher levels of earnings in 1995. In addition, Pinnacle obtained a favorable settlement of an Internal Revenue Service claim pertaining to the deductibility of certain amortized intangible assets. The settlement which increased the deductibility of the amount amortized from 50% to 85%, reduced federal income taxes for 1995 by approximately $250,000.

    The effective tax rates for 1996, 1995 and 1994 were 35.8%, 28.8% and 30.6%, respectively. The increase in 1996 was primarily from the non-deductibility of goodwill expenses associated with the Maco Acquisition and a higher state income tax rate associated with income in the Indiana market.

ANALYSIS OF FINANCIAL CONDITION

    EARNING ASSETS. Average earning assets equaled 94.1% of total average assets for the year ended December 31, 1996 and 94.0% for the same period in 1995 and 94.1% for the same period in 1994. Generally, the higher earning assets are to total assets, the greater the contribution of Pinnacle's net interest margin to profitability.

    Average loans outstanding for the year ended December 31, 1996 were $561.3 million. Average loans outstanding at December 31, 1995 were $322.9 million. The increase in this item was attributable to the Maco Acquisition which added $222.5 million, the growth of average loans outstanding in the Michigan market by $15.9 million, or 5.2%, reflecting stable local economic conditions in Michigan, and the focus of management on building its commercial presence in Indiana. Average loans outstanding in 1995 were approximately $48.1 million and 17.5% greater than average loans outstanding in 1994. The Maco Acquisition added approximately $17.8 million to average loans outstanding in 1995. The banking activities of Pinnacle Bank added $30.3 million to average loans outstanding in 1995. This internal growth was a reflection of strong local economic conditions.

    The following table presents the amortized cost of securities held-to-maturity as of December 31, 1994.

                                                                                       1994
                                                                                    -----------
                                                                                    (DOLLARS IN
                                                                                    THOUSANDS)
Obligations of states and political subdivisions..................................   $  16,103
Corporate securities..............................................................      15,616
Collateralized mortgage obligations...............................................         787
Other mortgage backed securities..................................................      10,933
                                                                                    -----------
  Total...........................................................................   $  43,439
                                                                                    -----------
                                                                                    -----------

    The following table presents the amortized cost of securities available-for-sale at the dates indicated.

                                                                      AT DECEMBER 31,
                                                             ---------------------------------
                                                                1996        1995       1994
                                                             ----------  ----------  ---------
                                                                  (DOLLARS IN THOUSANDS)
U.S. Treasury securities...................................  $   10,046  $    9,577  $  17,752
Obligations of other U.S. government agencies and
  corporations.............................................     160,434      91,925      7,258
Obligations of states and political subdivisions...........      20,936      19,406         55
Corporate securities.......................................         350      10,275      6,547
Equity securities..........................................      12,138       6,328      1,803
Collateralized mortgage obligations........................      83,570     104,932      8,649
Other mortgage backed securities...........................      85,327      43,366      7,967
                                                             ----------  ----------  ---------
  Total....................................................  $  372,801  $  285,809  $  50,031
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------

    The following table sets forth certain information regarding securities available-for-sale at December 31, 1996.

                                                                             AFTER 5 BUT
                                                            AFTER 1 BUT       WITHIN 10
                                          WITHIN 1 YEAR    WITHIN 5 YEARS       YEARS        AFTER 10 YEARS
                                          --------------   --------------   --------------   ---------------
                                          AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT   YIELD    AMOUNT   YIELD
                                          -------  -----   -------  -----   -------  -----   --------  -----
                                                                (DOLLARS IN THOUSANDS)
U.S. Treasury securities................  $ 2,012  5.45%   $ 8,090  5.75%   $ --     0.00%   $  --     0.00%
Obligations of other U.S. government
  agencies and corporations.............       30  7.99      6,764  6.83     55,099  7.42      97,840  7.56
Obligations of states and political
  subdivisions (1)......................    1,710  3.54      9,428  4.19      5,731  4.82       4,604  5.16
Corporate securities....................      183  5.74         77  6.20      --     0.00          94  7.26
Equity securities.......................   12,110  7.49      --     0.00      --     0.00       --     0.00
Collateralized mortgage obligations
  (2)...................................      738  7.29        780  6.73      2,284  6.32      79,300  6.61
Other mortgage backed securities (2)....    --     0.00     14,879  6.76      3,429  7.10      66,975  7.57
                                          -------  -----   -------  -----   -------  -----   --------  -----
Total amount/yield......................  $16,783  6.82%   $40,018  5.96%   $66,543  7.14%   $248,813  7.22%
                                          -------  -----   -------  -----   -------  -----   --------  -----
                                          -------  -----   -------  -----   -------  -----   --------  -----

------------------------

(1) Weighted yields on tax-exempt obligations have not been computed on a fully tax-equivalent basis.

(2) Maturities of collateralized mortgage obligations and mortgage backed securities are determined based on original maturity dates.

    Average securities for the year ended December 31, 1996 was approximately $339.7 million as compared to $116.5 million at December 31, 1995, as the Maco Acquisition added $185.6 million to average security balances and Pinnacle Bank added $37.6 million in 1996 as the Bank increased the level of adjustable rate securities that were matched with short-term FHLB advances.

    Average securities increased $12.6 million in 1995 over 1994. Pinnacle Bank's average security balances decreased by approximately $2.3 million in 1995 as available funds were used to fund higher yielding loan demand. Security balances at December 31, 1995 totaled $287.5 million, an increase of approximately $197.0 million, or 217.7%, over security balances of approximately $90.5 million at December 31, 1994. This increase was primarily attributable to approximately $180.3 million of securities acquired in the Maco Acquisition. All such securities have been placed in the available-for-sale classification so as to be available to support loan growth and to allow for better interest rate and margin management.

    Gross loan balances as of December 31, 1996 totaled $609.6 million, an increase of $91.1 million, or 17.6%. Commercial loans increased by $56.3 million, or 36.5%, at December 31, 1996 to $210.3 million with the Indiana market providing $39.1 million of the commercial loan growth as management focused their attention on developing a commercial bank presence in its new Indiana market. Consumer loans (primarily in home equity loans) increased $21.3 million, or 22.9%, to $114.1 million with its Indiana market providing $20.2 million of the consumer loan growth reflecting strong economic conditions there. Real estate loans grew slightly in 1996 by $8.0 million, or 3.0%, to $276.9 million as Pinnacle originated real estate loans primarily for sale in the secondary market in order to manage interest rate risk. Pinnacle sold approximately $104.3 million in originated real estate loans in 1996 as compared to $11.0 million in 1995. The increase is primarily from the Maco Acquisition which has a larger network of loan originators throughout Indiana.

    Gross loans at December 31, 1995 totaled approximately $518.5 million, an increase of $228.1 million, or 78.6%, as compared to gross loans at December 31, 1994. Of this increase, $209.6 million resulted from the Maco Acquisition and $18.5 million resulted from the banking activities of Pinnacle Bank. Commercial loans increased by $33.6 million, or 27.9%, to $154.0 million at December 31, 1995. Of the increase, $18.2 million was attributable to the Maco Acquisition and $15.4 million was attributable to the banking activities of Pinnacle Bank. Consumer loans (primarily home equity loans) increased $30.1 million, or 48.0%, to $92.8 million at December 31, 1995, with $24.2 million of this increase resulting from the Maco Acquisition and the balance resulting from the banking activities of Pinnacle Bank. Real estate loans grew by approximately $165.9 million, or 161.0%, to $268.9 million at December 31, 1995. While the Maco Acquisition added approximately $167.2 million to this item, Pinnacle Bank's real estate loan balances decreased by approximately $1.3 million as Pinnacle managed interest rate risk in Pinnacle Bank's real estate loan portfolio. In connection with the management of its real estate portfolio, Pinnacle Bank sold approximately $11.0 million in originated loans in the secondary market in 1995 as compared to $19.0 million sold in 1994. Lower refinancing activity and higher mortgage rates continued to impact mortgage loan volume during 1995.

    The following table presents loans outstanding, according to loan category at the dates indicated.

                                                                            AT DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1996        1995        1994        1993        1992
                                                       ----------  ----------  ----------  ----------  ----------
                                                                         (DOLLARS IN THOUSANDS)
Commercial...........................................  $  210,315  $  154,044  $  120,414  $  107,660  $   97,456
Real estate..........................................     276,941     268,911     103,016     103,568     110,208
Consumer.............................................     114,112      92,826      62,742      49,779      50,956
Economic development, bonds and other tax exempt
  loans..............................................       8,196       2,678       4,158       3,003       4,003
                                                       ----------  ----------  ----------  ----------  ----------
    Total Loans......................................     609,564     518,459     290,330     264,010     262,623
Less allowance for loan losses.......................      (5,643)     (5,852)     (5,014)     (5,215)     (5,881)
                                                       ----------  ----------  ----------  ----------  ----------
    Net Loans........................................  $  603,921  $  512,607  $  285,316  $  258,795  $  256,742
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

    The following table presents commercial loans outstanding at the date indicated which, based on remaining scheduled repayments of principal, are due in the period indicated.

                                                                     AT DECEMBER 31, 1996   AT DECEMBER 31, 1995
                                                                     ---------------------  ---------------------
                                                                      VARIABLE     FIXED     VARIABLE     FIXED
                                                                        RATE       RATE        RATE       RATE
                                                                     ----------  ---------  ----------  ---------
                                                                                (DOLLARS IN THOUSANDS)
Due in 1 year or less..............................................  $   37,258  $  15,313  $   31,468  $  10,773
Due in 1 through 5 years...........................................      28,479     58,409      30,553     37,595
Due after 5 years..................................................      65,968      4,888      38,935      4,720
                                                                     ----------  ---------  ----------  ---------
  Total............................................................  $  131,705  $  78,610  $  100,956  $  53,088
                                                                     ----------  ---------  ----------  ---------
                                                                     ----------  ---------  ----------  ---------

    The following table presents information concerning nonperforming loans including nonaccrual, past due, and restructured loans at the indicated dates.

                                                                                      AT DECEMBER 31,
                                                                   -----------------------------------------------------
                                                                     1996       1995       1994       1993       1992
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                                  (DOLLARS IN THOUSANDS)
Loans accounted for on a nonaccrual basis (1)....................  $     761  $   3,321  $     749  $   1,722  $   5,424
Accruing loans contractually past due 90 days or more as to
  principal or interest payments.................................      3,916        675        490        694        858
Restructured loans...............................................        227        324        503        282     --
                                                                   ---------  ---------  ---------  ---------  ---------
  Total nonperforming loans......................................  $   4,904  $   4,320  $   1,742  $   2,698  $   6,282
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------

------------------------

(1) Loans are generally placed on a nonaccrual basis when, in the opinion of management, collection of principal or interest payments is unlikely. Income on such loans is then recognized only to the extent that cash is received and where future collection is likely. If nonaccrual loans had been maintained current in accordance with their original terms, additional interest income of $$118,000, $81,000 and $87,000 would have been recorded during the periods ended December 31, 1996, 1995 and 1994, respectively.

    Effective January 1, 1995, Pinnacle adopted FASB Statement No. 114, (as amended by Statement 118), "Accounting by Creditors for Impairment of a Loan". For further discussion see Note 7 to consolidated financial statements of Pinnacle Financial Services, Inc. contained later in this document.

    The Company has no loans for which the terms have been renegotiated to less than market rates due to weakening of a borrower's financial condition.

POTENTIAL PROBLEM LOANS

    In addition to the loans classified as nonaccrual or greater than 90 days delinquent and still accruing interest, there were other loans of approximately $10.2 million and $9.6 million at December 31, 1996 and 1995, respectively, where management is closely following the borrower's ability to continue to comply with loan payment terms. Current conditions do not warrant classification as nonperforming, nor is any principal loss on these loans considered likely at this time.

FOREIGN LOANS

    The Company's loans outstanding to borrowers in foreign countries as of December 31, 1996 and 1995 did not exceed 1% of its total assets.

LOAN CONCENTRATIONS

    As of December 31, 1996, there were no concentrations of loans to individual borrowers that exceeded 10% of total loans.

    The following table summarizes the loan loss experience, and provides a breakdown of the allowance for loan losses at December 31 of each year.

                                                           1996        1995        1994        1993        1992
                                                        ----------  ----------  ----------  ----------  ----------
                                                                          (DOLLARS IN THOUSANDS)
Loans Outstanding at end of period, net of unearned
  discount............................................  $  609,564  $  518,459  $  290,330  $  264,010  $  262,623
                                                        ----------  ----------  ----------  ----------  ----------
                                                        ----------  ----------  ----------  ----------  ----------
Average loans for the period..........................  $  561,257  $  322,851  $  274,757  $  256,970  $  216,289
                                                        ----------  ----------  ----------  ----------  ----------
                                                        ----------  ----------  ----------  ----------  ----------
Allowance for loan losses, beginning of period........  $    5,852  $    5,014  $    5,215  $    5,881  $    2,022
                                                        ----------  ----------  ----------  ----------  ----------
Charge-offs for period:
  Commercial loans....................................         172          73         284         907         621
  Real Estate loans...................................          43          44          34          83         254
  Consumer loans......................................         720         627         280         419         627
                                                        ----------  ----------  ----------  ----------  ----------
    Total charge-offs.................................         935         744         598       1,409       1,502
                                                        ----------  ----------  ----------  ----------  ----------
Recoveries for period:
  Commercial loans....................................         166         116          67         120         101
  Real Estate loans...................................          34          23          42          90          11
  Consumer loans......................................         151         120         163         173         116
                                                        ----------  ----------  ----------  ----------  ----------
    Total recoveries..................................         351         259         272         383         228
                                                        ----------  ----------  ----------  ----------  ----------
Net charge-offs for the period........................         584         485         326       1,026       1,274
                                                        ----------  ----------  ----------  ----------  ----------
Allowance recorded for acquired loans.................      --           1,098      --          --           4,039
Provision for loan losses.............................         375         225         125         360       1,094
                                                        ----------  ----------  ----------  ----------  ----------
Allowance for loan losses, end of period..............  $    5,643  $    5,852  $    5,014  $    5,215  $    5,881
                                                        ----------  ----------  ----------  ----------  ----------
                                                        ----------  ----------  ----------  ----------  ----------
Ratio of net charge-offs during the period to average
  loans outstanding...................................        0.10%       0.15%       0.12%       0.40%       0.59%
                                                        ----------  ----------  ----------  ----------  ----------
                                                        ----------  ----------  ----------  ----------  ----------
Allocation of allowance for loan losses:
  Commercial loans....................................  $    3,089  $    3,169  $    2,855  $    3,038  $    3,635
  Real Estate loans...................................       1,426       1,475       1,189       1,181       1,174
  Consumer loans......................................       1,128       1,208         970         996       1,072
                                                        ----------  ----------  ----------  ----------  ----------
    Total allowance for loan losses...................  $    5,643  $    5,852  $    5,014  $    5,215  $    5,881
                                                        ----------  ----------  ----------  ----------  ----------
                                                        ----------  ----------  ----------  ----------  ----------
Percentage of loan to total gross loans:
  Commercial loans....................................          35%         29%         42%         41%         37%
  Real Estate loans...................................          45          52          35          39          42
  Consumer loans......................................          19          18          22          19          19
Economic development bonds and other tax exempt
  loans...............................................           1           1           1           1           2
                                                        ----------  ----------  ----------  ----------  ----------
    Total.............................................         100%        100%        100%        100%        100%
                                                        ----------  ----------  ----------  ----------  ----------
                                                        ----------  ----------  ----------  ----------  ----------

    The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the above categories of loans at the dates indicated. The allowance is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's evaluation of the collectability of specific loans.

    ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses totaled approximately $5.7 million at December 31, 1996 as compared to approximately $5.9 million at December 31, 1995, as compared to $5.0 million at December 31, 1994. The allowance as a percentage of total loans was .93%, 1.1%, and 1.7%, respectively, for such dates indicated.

    The Maco Acquisition added approximately $1.1 million to the allowance in 1995. However, the allowance attributable to Pinnacle Bank decreased by $262,000 during 1995 as its loan quality remained good and management believed the allowance for loan losses remained adequate to cover potential losses in the loan portfolio. The reductions in the allowance as a percentage of total loans in 1996 and 1995 were attributable mainly to the large amount of mortgage loans acquired in the Maco Acquisition that generally carry a lower reserve per management's estimate.

    Net charge-offs for the year ended December 31, 1996 were $584,000, or 0.10%, of average loans outstanding as compared to $487,000, or 0.15%, for the year ended December 31, 1995, and $326,000, or 0.12%, for the year ended December 31, 1994. Recoveries on previously charged-off loans were $351,000 in 1996, $257,000 in 1995, and $272,000 in 1994. At December 31, 1996 and 1995,
nonaccrual loans amounted to $761,000 and $3.3 million, respectively. This compares to nonaccrual loans of $749,000 at December 31, 1994. Pinnacle's management believes that the reduced level of nonaccrual loans at Pinnacle Bank reflects good economic conditions and credit quality.

    Other loans of concern to Pinnacle management increased to approximately $10.2 million as of December 31, 1996 as compared to approximately $9.6 million in 1995. Other loans of concern to Pinnacle management increased $2.6 million in 1995. This compares to other loans of concern to Pinnacle management totaling $7.0 million in 1994. In the opinion of Pinnacle's management, the allowance for loan losses is adequate and appropriately reflects the risk inherent in each of the period-end loan portfolios. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on economic conditions and borrower circumstances. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Pinnacle's allowance for loan losses. Such agencies may require Pinnacle to recognize additions to the allowance based on their judgments regarding information available to them at the time of their examination.

    NONEARNING ASSETS. Premises and equipment increased $140,000 to $12.7 million as of December 31, 1996 from $12.5 million as of December 31, 1995. The increase was attributable in part to investment in technology and computer-based systems that are used in sales support efforts and to better manage the operations of consolidated banking activities. Capital improvements in each of the years ended December 31, 1996 and 1995 totaled $1.5 million.

    Premises and equipment increased $5.6 million as of December 31, 1995 from $6.9 million as of December 31, 1994. Approximately $4.9 million of this increase resulted from the Maco Acquisition. Capital improvements in 1995 totaled $1.5 million as compared to $720,000 in 1994. The increase was attributable primarily to a computer capacity upgrade associated with the Maco Acquisition and the opening of a supermarket branch facility in July 1995.

    Interest receivable and other assets increased to $31.0 million from $28.7 million as of December 31, 1996 and 1995, respectively. The increase was primarily from higher levels of accrued interest associated with higher levels of earning assets. Other real estate increased to $1.7 million from $1.4 million for the same time periods. Goodwill and other purchased intangible assets decreased $2.1 million to $13.5 million as of December 31, 1996 as compared to $15.6 million at December 31, 1995, primarily through expense provision in 1996 and through a favorable tax treatment in 1996 on the recapture of bad debt reserves for thrifts of approximately $600,000.

    Interest receivable and other assets increased $18.9 million as of December 31, 1995, from approximately $9.8 million as of December 31 1994. The increase during 1995 was primarily the result of the Maco Acquisition, which added approximately $18.1 million (including approximately $13.3 million of goodwill associated with the Maco Acquisition). Other real estate increased slightly as of December 31, 1995 to $1.4 million as compared to $1.3 million as of December 31, 1994. At December 31, 1995, virtually all of such other real estate was held by Pinnacle Bank.

    INTEREST-BEARING LIABILITIES. In 1996, average interest-bearing liabilities increased $452.2 million, or 114.9%, over 1995. The Maco Acquisition was the primary reason for the increase with the acquisition providing $393.6 million of the increase. The Pinnacle Bank operation grew $56.6 million, or 15.7%. The increases in Michigan were primarily in time deposits which grew 9.0%, or $13.5 million, to $164.2 million at December 31, 1996 and FHLB advances, securities sold under purchase agreements and other borrowings which grew 103.5%, or $31.6 million, in 1996 to $62.2 million as Pinnacle used this type of funding to match specific loan and investment purchases with like maturities.

    In 1995, average interest-bearing liabilities increased approximately $60.8 million, or 18.3%, over 1994. The Maco Acquisition added $32.2 million and Pinnacle Bank's average interest-bearing liabilities increased $28.5 million, or 8.6%. The increase at Pinnacle Bank resulted from increases in average time deposits of $19.6 million, or 15.0%, and average short-term borrowings of $16.1 million. These increases were partially offset by a decrease in savings deposits of $8.8 million. The changes reflect the shift of funds by consumers to higher yielding time deposits as interest rates increased in late 1994. Pinnacle utilized low cost borrowings from the Federal Home Loan Bank of Indianapolis to support loan growth and specific matched security portfolio investments. Year-end 1995 interest-bearing liabilities totaled approximately $779.9 million as compared to approximately $330.1 million for December 31, 1994 an increase of approximately $449.8 million, or 136.3%. The Maco Acquisition was the primary reason for this increase, adding $390.1 million. Pinnacle Bank added approximately $41.7 million, or 12.6%, in 1995. In addition, the $18.0 million Acquisition Note was issued by Pinnacle to the sole stockholder of Maco in connection with the Maco Acquisition. (The Acquisition Note was paid in full in March 1996.)

    OTHER LIABILITIES. At December 31, 1996, other liabilities decreased $1.9 million, or 29.5%, to $4.4 million from $6.3 million as of December 31, 1995. The reduction was primarily from reductions in income taxes payable and deferred income tax adjustments associated with the recapture of bad debt reserves and deferred taxes associated with market value adjustments in the investment portfolio market value swings in 1996.

    At December 31, 1995, other liabilities increased $3.9 million, or 165.5%, from approximately $2.4 million at December 31, 1994. The Maco Acquisition added $3.2 million. Other liabilities at Pinnacle Bank increased $720,000 due to increases in accrued interest on interest-bearing liabilities associated with growth and higher interest rates.

LIQUIDITY

    Liquidity is the ability to satisfy demands for extensions of credit, deposit withdrawals, and other customer and operational needs. Traditional sources of liquidity include asset maturities and core deposit growth. Pinnacle maintains a portion of its assets in liquid form to meet anticipated withdrawal requirements and loan demand from customers. At December 31, 1996, cash and due from banks, federal funds sold, and money market instruments equaled approximately $49.3 million. Additional liquidity, is provided by the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank of Indianapolis. As of December 31, 1996, Pinnacle had borrowed $159.5 million from the Federal Home Loan Bank of Indianapolis to match longer term loans and specific securities with matching maturities.

    Pinnacle identified securities totaling approximately $372.2 million and $287.5 million, respectively, as being available-for-sale at December 31, 1996 and December 31, 1995, respectively. Pinnacle classified all of its security portfolio at December 1, 1995 as being available-for-sale. Consequently, this portfolio, which totaled $372.2 million at December 31, 1996, is available to meet any liquidity needs of Pinnacle. Securities acquired as a result of the Maco Acquisition and totaling $169.6 million were transferred from held-to-maturity to available-for-sale at fair market value, thereby conforming such securities to Pinnacle's interest rate and credit risk policy. The remainder of the reclassification came from Pinnacle Bank, with an amortized cost of $35.3 million, made pursuant to the FASB's issuance of "A Guide to Implementation of FASB 115" that allowed entities a one-time reclassification of securities. At the date of transfer, December 1, 1995, Pinnacle Bank's securities had a net unrealized gain totaling $530,000.

    Proceeds from the sales of securities available-for-sale amounted to $140.0 million in 1996, $69.0 million in 1995, and $14.1 million in 1994, with resulting net gains of $653,000, $350,000, and $64,000, respectively. At December 31, 1996, gross unrealized holding gains and gross unrealized holding losses in Pinnacle's total security portfolio amounted to approximately $1.4 million and approximately $2.0 million, respectively. At December 31, 1995 gross unrealized holding gains and gross unrealized holding losses in Pinnacle's total security portfolio amounted to approximately $2.2 million and $478,000 respectively.

    The focus of liquidity management at Pinnacle is to satisfy general operating expenses, to service existing debt, and to take advantage of investment opportunities which Pinnacle's management believes will result in an improved return to stockholders. Substantially all of Pinnacle's revenues result from dividends paid to it by Pinnacle Bank and from earnings on investments. Dividends paid to Pinnacle by Pinnacle Bank amounted to $3.7 million for the year ended December 31, 1996, $12.1 million for the year 1995, and approximately $2.4 million in 1994. Dividends paid to Pinnacle by First Federal amounted to $1.3 million for the year ended December 31, 1996 and $4.0 million in 1995.

    There are statutory and regulatory requirements applicable to the payment of dividends by Pinnacle Bank as well as by Pinnacle to its stockholders. Under applicable dividend restrictions, Pinnacle Bank, without obtaining government approvals, could declare aggregate dividends in 1996 of approximately $14.9 million from retained net profits of the preceding two years, plus an amount approximately equal to the net profits (as measured under current regulations), if any, earned for the period from January 1, 1996 through the date of declaration less dividends previously paid in 1996.

INTEREST RATE SENSITIVITY

    Interest rate sensitivity is measured by analyzing the maturity and timing of interest rate changes on assets and liabilities. The "gap" is the amount by which interest-sensitive assets exceed interest-sensitive liabilities for any given period. In periods of increasing interest rates, a positive gap will generally result in increased net interest income; conversely, a negative gap will result in decreased net interest income in such periods. In periods of decreasing interest rates, a positive gap will result in decreased net interest income, and a negative gap will result in increased net interest income.

    To manage Pinnacle's exposure to changes in interest rates, management of Pinnacle closely monitors its interest rate risk. An asset/liability committee consisting of senior officers meets regularly and reviews Pinnacle's interest rate risk position and makes recommendation for adjustments to the position. In addition, the Board of Directors of Pinnacle periodically reviews Pinnacle's asset/liability position, including simulations of the effect on Pinnacle's earnings and capital of various interest rate scenarios.

    In managing its asset/liability mix, and depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, Pinnacle may place somewhat greater emphasis on maximizing its net interest margin than on matching the interest rate sensitivity of its assets and liabilities in an effort to increase its net income. Management believes that the increased net income resulting from a mismatch in the maturity of its asset and liability portfolios can, during periods of declining or stable interest rates, provide high enough returns to justify the increased exposure to sudden and unexpected increases in interest rates which can result from such mismatch. As a result, there may be relatively more exposure to rapid increases in interest rates than some other institutions which concentrate principally on matching the duration of their assets and liabilities.

    Pinnacle is managing its current negative gap position by emphasizing variable rate loans, investing in short-term securities, and encouraging longer term deposit products through pricing strategies. The following table sets forth management's estimate of the projected maturities and/or repricing of Pinnacle's assets and liabilities as of December 31, 1996. In preparing the table, management of Pinnacle has assumed that loans prepay to varying degrees based on type, maturity and rate. Certificates of deposit have been entered into the analysis based on contractual maturity.

                     INTEREST RATE SENSITIVITY/GAP ANALYSIS

                                                                       DECEMBER 31, 1996
                                    ---------------------------------------------------------------------------------------
                                                               INTEREST RATE SENSITIVITY PERIOD
                                    ---------------------------------------------------------------------------------------
                                      0 - 3        4 - 6        7 - 9       10 - 12      1 - 5       OVER 5
                                      MONTHS      MONTHS       MONTHS       MONTHS       YEARS       YEARS        TOTAL
                                    ----------  -----------  -----------  -----------  ----------  ----------  ------------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-bearing deposits with
    financial institutions........  $   18,973  $   --       $   --       $   --       $   --      $   --      $     18,973
  Securities available for sale...     169,051       12,510        5,355        9,285      66,168     109,788       372,157
  Loans...........................     177,325       30,831       41,675       33,439     232,857      93,437       609,564
  Nonearning assets...............      --          --           --           --           --          --            68,427
                                    ----------  -----------  -----------  -----------  ----------  ----------  ------------
    Total Assets..................  $  365,349  $    43,341  $    47,030  $    42,724  $  299,025  $  203,225  $  1,069,121
                                    ----------  -----------  -----------  -----------  ----------  ----------  ------------
                                    ----------  -----------  -----------  -----------  ----------  ----------  ------------
FUNDING SOURCES:
  Interest-bearing demand.........  $   65,799  $   --       $   --       $   --       $   10,866  $   --      $     76,665
  Savings and time deposits.......     254,399       97,662       39,983       23,571     186,965       3,659       606,239
  Federal Home Loan Bank
    advances......................      43,500      --            40,500      --           45,489      30,000       159,489
  Other borrowings................      54,557      --           --           --           11,315                    65,872
  Noninterest bearing sources.....      --          --           --           --           --          --           160,856
                                    ----------  -----------  -----------  -----------  ----------  ----------  ------------
    Total funding sources.........  $  418,255  $    97,662  $    80,483  $    23,571  $  254,635  $   33,659  $  1,069,121
                                    ----------  -----------  -----------  -----------  ----------  ----------  ------------
                                    ----------  -----------  -----------  -----------  ----------  ----------  ------------
REPRICING/MATURITY GAP
  Period..........................  $  (52,906) $   (54,321) $   (33,453) $    19,153  $   44,390  $  169,566
  Cumulative......................  $  (52,906) $  (107,227) $  (140,680) $  (121,527) $  (77,137) $   92,429
Cumulative rate sensitivity
 assets/Cumulative rate
 sensitivity funding sources......      87.35%       79.22%       76.41%       80.40%      91.18%     110.18%

    Certain shortcomings are inherent in the above analysis. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of, or lag behind, changes in market rates. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the analysis. Finally, in the event of rising interest rates, management may choose to increase the rates paid on deposit accounts in order to retain those accounts.

IMPACT OF INFLATION AND CHANGING PRICES

    The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary assets and liabilities of Pinnacle are monetary in nature. As a result, interest rate have a more significant impact on Pinnacle's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which is effective, in part, for transactions occurring after December 31, 1996. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. Pinnacle adopted this statement on January 1, 1997, and it will not have a material effect on the Company's financial condition, results of operations, or liquidity.

    Effective January 1, 1995, Pinnacle adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due. Under SFAS No. 114 and SFAS No. 118, impaired loans must be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent. SFAS No. 114 and SFAS No. 118 do not apply to certain groups of small-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, or debt securities. Prior to January 1, 1995, Pinnacle's impaired loans were described as, and equaled, non-accrual loans. The adoption of SFAS No. 114 and SFAS No. 118 has had no material effect on Pinnacle's non-performing assets or financial condition. See Note 1(c) to Pinnacle's Consolidated Financial Statements.

    In October 1994, SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" was issued by the Financial Accounting Standard Board ("FASB"). Effective for financial statements issued for fiscal years ending after December 15, 1994, SFAS No. 119 requires disclosures about the amounts, nature and terms of certain derivative financial instruments. Pinnacle adopted SFAS No. 119 and has made the required disclosures thereunder for the year ended December 31, 1994.

    In May 1995, SFAS No. 122, "Accounting for Mortgage Servicing Rights", which requires Pinnacle to recognize the rights to service mortgage loans for others as a separate asset, regardless of the manner in which such rights are acquired, was issued. The statement applies to fiscal years beginning after December 15, 1995, with earlier adoption permitted. Pinnacle adopted SFAS No. 122 on January 1, 1995, which did not materially impact the capital, financial position or net income of Pinnacle.

RECENT LEGISLATION

    Legislation was enacted in 1996 that resulted in, among other things, the assessment of a one-time charge against financial institutions with deposits insured by SAIF. The amount of the charge equaled approximately .657% of the deposits of a financial institution held on March 31, 1995 and subject to the SAIF premium. The Special Assessment was due on October 1, 1996 and payable no later than November 27, 1996. As a result of the Special Assessment, Pinnacle paid an assessment of $2.4 million on approximately $361.3 million of deposits held by it on March 31, 1995 and insured by SAIF.

                          INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors

Pinnacle Financial Services, Inc.:

We have audited the accompanying consolidated balance sheets of Pinnacle Financial Services, Inc. and its subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Financial Services, Inc. and its subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

March 3, 1997

Chicago, Illinois

                          CONSOLIDATED BALANCE SHEETS

                                                                                           YEAR ENDED DECEMBER 31
                                                                                          ------------------------
                                                                                              1996         1995
                                                                                          ------------  ----------
                                                                                           (DOLLARS IN THOUSANDS,
                                                                                             EXCEPT SHARE DATA)
ASSETS:
  Cash and cash equivalents:
    Cash and due from banks.............................................................  $     30,290  $   24,681
    Federal funds sold..................................................................        15,750       3,850
                                                                                          ------------  ----------
      Total Cash and Cash Equivalents...................................................        46,040      28,531
  Interest-bearing deposits with financial institutions.................................         3,223      41,511
  Securities available-for-sale:
    Taxable.............................................................................       350,685     267,460
    Tax-exempt..........................................................................        21,472      20,072
  Loans, net of unearned income:
    Real estate.........................................................................       276,941     268,911
    Commercial..........................................................................       210,315     154,044
    Tax-exempt..........................................................................         8,196       2,678
    Consumer............................................................................       114,112      92,826
                                                                                          ------------  ----------
      Total loans.......................................................................       609,564     518,459
    Less allowance for loan losses......................................................         5,643       5,852
                                                                                          ------------  ----------
    Net Loans...........................................................................       603,921     512,607
  Premises and equipment, net...........................................................        12,686      12,546
  Interest receivable and other assets..................................................        31,094      28,719
                                                                                          ------------  ----------
      Total Assets......................................................................  $  1,069,121  $  911,446
                                                                                          ------------  ----------
                                                                                          ------------  ----------
LIABILITIES:
  Deposits:
    Non-interest bearing demand.........................................................  $     78,365  $   50,400
    Interest bearing demand.............................................................        76,665      80,066
    Savings.............................................................................       261,997     252,453
    Time................................................................................       344,242     320,181
                                                                                          ------------  ----------
      Total Deposits....................................................................       761,269     703,100
    Federal Home Loan Bank advances.....................................................       159,489      96,752
    Securities sold under repurchase agreements and other borrowings....................        65,872      30,402
    Interest payable and other liabilities..............................................         4,442       6,296
                                                                                          ------------  ----------
      Total Liabilities.................................................................       991,072     836,550

STOCKHOLDERS' EQUITY:
  Common stock; no par value;15,000,000 shares authorized; 5,977,548 shares issued and outstanding at December 31, 1996; and 5,873,358 shares issued and outstanding at
    December 31, 1995...................................................................        19,110      19,110
  Additional paid-in capital............................................................        44,526      44,174
  Retained earnings.....................................................................        14,789      10,475
  Net unrealized gain (loss) on securities available-for-sale...........................          (376)      1,137
                                                                                          ------------  ----------
    TOTAL STOCKHOLDERS' EQUITY..........................................................        78,049      74,896
                                                                                          ------------  ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................................  $  1,069,121  $  911,446
                                                                                          ------------  ----------
                                                                                          ------------  ----------

          See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                  YEARS ENDED DECEMBER 31
                                                                          ----------------------------------------
                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
                                                                                   (DOLLARS IN THOUSANDS,
                                                                                   EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Interest and fees on loans:
    Taxable.............................................................  $     49,791  $     29,542  $     22,949
    Tax-exempt..........................................................           218           214           209
  Interest and dividends on securities:
    Available-for-sale
      Taxable...........................................................        21,957         5,074         2,712
      Tax-exempt........................................................         1,064            32       --
    Held-to-maturity
      Taxable...........................................................       --              1,247         1,914
      Tax-exempt........................................................       --                873           998
  Interest on federal funds sold........................................           410           257           110
  Interest on interest-bearing deposits with financial institutions.....           529           256            76
                                                                          ------------  ------------  ------------
    TOTAL INTEREST INCOME...............................................        73,969        37,495        28,968
INTEREST EXPENSE:
  Interest on deposits..................................................        30,536        16,093        11,316
  Interest on Federal Home Loan Bank advances...........................         7,402         1,182           214
  Interest on securities sold under repurchase agreements and other
    borrowings..........................................................         1,755           876           332
                                                                          ------------  ------------  ------------
    TOTAL INTEREST EXPENSE..............................................        39,693        18,151        11,862
                                                                          ------------  ------------  ------------
    NET INTEREST INCOME.................................................        34,276        19,344        17,106
PROVISION FOR LOAN LOSSES...............................................           375           225           125
                                                                          ------------  ------------  ------------
    NET INTEREST INCOME, AFTER PROVISION FOR LOAN LOSSES................        33,901        19,119        16,981
NONINTEREST INCOME:
  Service charges on deposit accounts...................................         2,207         1,530         1,479
  Trust income..........................................................           601           533           485
  Securities gains and losses, net......................................           653           350            64
  Other income..........................................................         3,847         2,173         1,728
                                                                          ------------  ------------  ------------
    TOTAL NONINTEREST INCOME............................................         7,308         4,586         3,756
NONINTEREST EXPENSES:
  Salaries and benefits.................................................        10,843         7,100         6,073
  Occupancy expense.....................................................         2,055         1,097         1,033
  Equipment expense.....................................................         1,615           947           885
  FDIC insurance premiums...............................................         3,196           552           808
  Other expense.........................................................         9,247         4,940         4,315
                                                                          ------------  ------------  ------------
    TOTAL NONINTEREST EXPENSES..........................................        26,956        14,636        13,114
                                                                          ------------  ------------  ------------
INCOME BEFORE INCOME TAX EXPENSE........................................        14,253         9,069         7,623
INCOME TAX EXPENSE......................................................         5,101         2,610         2,333
                                                                          ------------  ------------  ------------
NET INCOME..............................................................  $      9,152  $      6,459  $      5,290
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
NET INCOME PER COMMON SHARE.............................................  $       1.55  $       1.62  $       1.38
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
WEIGHTED AVERAGE SHARES OUTSTANDING.....................................     5,899,453     3,996,137     3,821,904
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
CASH DIVIDENDS DECLARED PER COMMON SHARE................................  $       0.82  $       0.76  $       0.62
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

          See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                         NET UNREALIZED
                                                                ADDITIONAL               GAINS (LOSSES)
                                                      COMMON      PAID-IN    RETAINED     ON SECURITIES
                                                       STOCK      CAPITAL    EARNINGS   AVAILABLE-FOR-SALE   TOTAL
                                                     ---------  -----------  ---------  -----------------  ---------
                                                                         (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 1994...........................  $  19,110   $  10,005   $   4,390      $     373      $  33,878
Net income.........................................     --          --           5,290         --              5,290
Cash dividends declared, $.62 per share............     --          --          (2,369)        --             (2,369)
Change in unrealized losses for securities
  available-for-sale, net of tax effect of
  $(851)...........................................                                            (1,651)        (1,651)
                                                     ---------  -----------  ---------         ------      ---------
BALANCE, DECEMBER 31, 1994.........................     19,110      10,005       7,311         (1,278)        35,148
Net income.........................................     --          --           6,459         --              6,459
Common stock issuance, 862,500 shares, net of stock
  offering costs...................................     --          13,184      --             --             13,184
Common stock issuance per merger, 1,188,954 shares
  at $17.65 per share..............................     --          20,985      --             --             20,985
Cash dividends declared, $.76 per share............     --          --          (3,295)        --             (3,295)
Change in unrealized losses for securities
  available-for-sale, net of tax effect of
  $1,244...........................................     --          --          --              2,415          2,415
                                                     ---------  -----------  ---------         ------      ---------
BALANCE, DECEMBER 31, 1995.........................     19,110      44,174      10,475          1,137         74,896
Net income.........................................     --          --           9,152         --              9,152
Common stock issuance, 104,190 shares, net of
  offering costs...................................     --             352      --             --                352
Cash dividends declared, $.82 per share............     --          --          (4,838)        --             (4,838)
Change in unrealized gains for securities
  available-for-sale, net of tax effect of
  $(805)...........................................     --          --          --             (1,513)        (1,513)
                                                     ---------  -----------  ---------         ------      ---------
BALANCE, DECEMBER 31, 1996.........................  $  19,110   $  44,526   $  14,789      $    (376)     $  78,049
                                                     ---------  -----------  ---------         ------      ---------
                                                     ---------  -----------  ---------         ------      ---------

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1996         1995         1994
                                                                             -----------  -----------  -----------
                                                                                    (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................................  $     9,152  $     6,459  $     5,290
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..........................................        2,628        1,308        1,251
    Net amortization on loans and securities...............................          625        1,269        1,264
    Provision for loan losses..............................................          375          225          125
    Deferred income taxes..................................................         (261)        (380)        (340)
    Mortgage loans originated for sale.....................................     (121,924)     (10,904)        (581)
    Proceeds from sales of loans...........................................       79,781       24,318       12,386
    Gain on sale of securities, net........................................         (653)        (350)         (64)
    (Gain) loss on sale of loans, net......................................       (1,075)        (182)          11
    Increase (decrease) in interest receivable and other assets............       (2,546)      (2,793)         849
    (Decrease) increase in interest payable and other liabilities..........       (1,993)         436           69
                                                                             -----------  -----------  -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES..............................      (35,891)      19,406       20,260
                                                                             -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in loans, excluding loan sales, purchases, and originated
    for sale...............................................................      (10,476)     (18,497)     (31,470)
  Purchases of loans.......................................................      (38,311)     (14,846)      (7,192)
  Purchases of securities available-for-sale...............................     (264,913)    (116,722)     (27,050)
  Purchases of securities held-to-maturity.................................      --            (1,600)      (3,971)
  Proceeds from sales of securities available-for-sale.....................      140,008       69,007       14,149
  Proceeds from maturities and paydowns of securities available-for-sale...       38,260       14,231       25,667
  Proceeds from maturities and paydowns of securities held-to-maturity.....      --            12,153       16,059
  Net decrease (increase) in interest-bearing deposits with financial
    institutions...........................................................       38,288      (24,362)      (1,032)
  Capital expenditures.....................................................       (1,485)      (1,570)        (720)
  Acquisition of financial institution, net of cash and stock issued.......      --           (12,683)     --
                                                                             -----------  -----------  -----------
    NET CASH USED BY INVESTING ACTIVITIES..................................      (98,629)     (94,889)     (15,560)
                                                                             -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits......................................       58,169       33,365      (10,977)
  Net increase in securities sold under repurchase agreements and other
    borrowings.............................................................       98,207       45,505        9,428
  Common stock issued......................................................          352       13,184      --
  Dividends paid...........................................................       (4,699)      (2,790)      (2,293)
                                                                             -----------  -----------  -----------
    NET CASH USED BY FINANCING ACTIVITIES..................................      152,029       89,264       (3,842)
                                                                             -----------  -----------  -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS..................................       17,509       13,781          858
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.............................       28,531       14,750       13,892
                                                                             -----------  -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR...................................  $    46,040  $    28,531  $    14,750
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
SUPPLEMENTAL DISCLOSURES:
    Interest paid..........................................................  $    39,455  $    17,683  $    11,752
    Federal income taxes paid..............................................  $     4,840  $     3,195  $     2,185
    Loans transferred to other real estate owned...........................  $       756  $       738  $       508
    Transfers of securities held-to-maturity to available-for-sale.........  $   --       $   204,974  $   --

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accounting and reporting policies of Pinnacle Financial Services, Inc. and subsidiary (the "Company") conform to generally accepted accounting principles and prevailing practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The following are significant accounting and reporting policies of Pinnacle Financial Services, Inc. and subsidiary.

(a) Consolidation

    The consolidated financial statements include the accounts of Pinnacle Financial Services, Inc. and its wholly-owned subsidiary, Pinnacle Bank (the "Bank"). Effective December 31, 1996, Pinnacle Bank-Indiana (formerly a wholly-owned subsidiary of Pinnacle Financial Services, Inc.) was merged with and into Pinnacle Bank-Michigan, now known collectively as Pinnacle Bank. Significant intercompany balances and transactions are eliminated in consolidation.

(b) Securities

    The Company classifies debt and equity securities and mortgage backed securities into three separate categories, namely securities available-for-sale, securities held-to-maturity and trading account securities.

    Securities which management believes could be sold prior to maturity in order to manage interest rate risk, prepayments, liquidity risk, or other corporate purposes are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of applicable income taxes, reported as a component of stockholders' equity. Securities, other than the foregoing, which management has the ability and positive intent to hold until maturity are classified as securities held-to-maturity and are accounted for using historical amortized cost. The Company has no material trading account securities.

    Premiums and discounts on securities are amortized and accreted over the life of the related securities as an adjustment to yield using the effective interest method. Gain or loss on the sale of securities is determined based on the adjusted cost of the specific security sold. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to earnings, thereby establishing a new cost basis for the security.

(c) Allowance for Loan Losses

    The allowance for loan losses is increased by provisions charged to operating expense, is decreased by charge offs, net of recoveries, and is available for losses incurred on loans, including certain accrued interest receivable.

    The allowance for loan losses is based on management's periodic evaluation of the loan portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's evaluation of the collectibility of specific loans. Management believes that the allowance for loan losses is adequate.

    Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, (as amended by Statement 118), "Accounting by Creditors for Impairment of a Loan" issued by the Financial Accounting Standards Board ("FASB"). Under the new statements, the 1995 allowance for loan losses related to loans that are identified as impaired is based on discounted cash flows using the loan's initial effective interest rate on the fair value of the collateral for certain collateral dependent loans. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement. Impaired loans are generally considered by the Company to be nonaccrual Commercial and Commercial Real Estate loans, restructured loans and loans which principle and or interest is at risk. Impairment is measured by determining the fair value of the loans based on the present value of expected cash flows, the market price of the loans, or the fair value of the underlying collateral. If the fair value of the loans is less than the recorded book value, a valuation allowance is established as a component of the allowance for loan losses.

(d) Nonperforming Assets

    Nonperforming assets are comprised of loans for which the accrual of interest has been discontinued, including impaired loans, loans contractually past due 90 days or more as to interest and/or principal and not included in nonaccrual loans, and other real estate which has been acquired primarily through foreclosure and is awaiting disposition. Loans are generally placed on a nonaccrual basis when, in the opinion of management, collection of principal or interest payments if unlikely. Income on such loans is then recognized only to the extent that cash is received and where future collection of principal is probable.

    Other real estate is carried at the lower of cost or fair value, less estimated costs to sell. When the property is acquired through foreclosure, any excess of the related loan balance over estimated fair value is charged to the allowance for loan losses. Subsequent write-downs, losses upon sale, and expenses related to maintenance of properties are charged to other operating expense.

(e) Premises and Equipment

    Premises and equipment are stated at cost less accumulated depreciation. Depreciation, computed on the straight-line and accelerated methods, is charged to operations over the estimated useful lives of the properties.

(f) Long-lived Assets and Long-lived Assets to be Disposed of

    On January 1, 1996, Pinnacle adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicates that the carrying amount may not be recoverable. The impairment is measured based on the present value of expected future cash flows from the use of the assets and its eventual disposition. If the expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized based on current fair values. The adoption did not have a material impact to the Company's consolidated financial statements.

(g) Retirement Plan

    Costs for the Company's defined benefit plan, which covers substantially all employees, are accounted for in accordance with the requirements of Statement of Financial Accounting Standards No. 87, "Employers; Accounting for Pensions" (Statement 87). The projected unit credit method is utilized for measuring net periodic pension cost over the employees' service life. The Company's funding policy is to contribute annually an amount calculated under the minimum ERISA funding requirements.

(h) Postretirement Benefits Other Than Pensions

    An accrual for postretirement benefits is charged to current earnings based upon the expected cost of providing postretirement benefits to employees during the years that the employees render services.

(i) Stock Option Plans

    As of December 31, 1996, Pinnacle adopted the disclosure requirements of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation". Pinnacle applies APB Opinion 25 and related interpretations in accounting for its stock option plans. Further disclosures are presented in Note 14.

(j) Trust Assets

    Assets held by the Company, in fiduciary or agency capacity for customers, are not included in the consolidated financial statements and as such are not assets of the Company. Fee income is recognized on an accrual basis for financial reporting purposes.

(k) Goodwill and Other Intangibles

    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis up to 15 years. At December 31, 1996 and 1995, goodwill of approximately $12,509,000 and $14,382,000, respectively, is included in other assets in the accompanying consolidated balance sheets. At December 31, 1996, the average remaining life of unamortized goodwill was 10 years.

    Core deposit intangibles, representing the premium associated with the acquisition of certain deposit liabilities, are being amortized to operating expenses on a straight-line basis over the average lives of such deposit liabilities or approximately 10 years, with a remaining life of 3 years. At December 31, 1996 and 1995, core deposit intangibles of approximately $949,000 and $1,265,000, respectively, are included in other assets in the accompanying consolidated balance sheets.

    The Company assesses the recoverability of its goodwill and intangibles through review of various economic factors on a periodic basis in determining whether impairment, if any, exists.

(l) Mortgage Servicing Rights

    Effective January 1, 1995, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." Statement 122 amended SFAS Statement 65, "Accounting for Certain Mortgage Banking Activities," to require that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired, eliminating restrictions between servicing rights acquired through purchase transactions and those acquired through loan originator's. The statement also requires the assessment of capitalized mortgage servicing rights for impairment to be used as the current fair value of those rights. Impairment is recognized through a valuation allowance established through a charge to expense. Mortgage servicing rights as of December 31, 1996 totaled approximately $125,000.

(m) Federal Income Taxes

    The Company and its subsidiary file a consolidated U.S. income tax return. The consolidated tax liability is settled between companies generally as if each company had filed a separate return.

    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

(n) Income Recognition

    The Company uses the accrual basis of accounting for financial reporting purposes. Loans are stated at the principal amount outstanding, net of any unearned income. Interest on loans is accrued daily based on principal outstanding. Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the yield.

(o) Statements of Cash Flows

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

(p) Per Share Data

    Earnings per share is calculated by dividing net income by the weighed average number of shares of common stock outstanding during each period and is retroactively adjusted for stock splits and stock dividends. The dilutive effect of outstanding stock options on any year presented is not material. Cash dividends per share are based upon the number of shares outstanding at date of declaration, retroactively adjusted for stock splits and stock dividends.

(q) Reclassifications

    Certain prior year amounts were reclassified to conform to current year presentation.

NOTE 2  REGULATORY MATTERS

    The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

    As of December 31, 1996, the most recent notification from the Michigan Financial Institutions Bureau categorized the Bank as WELL CAPITALIZED under the regulatory framework for prompt corrective action. To be categorized as WELL CAPITALIZED the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

    The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                  TO BE WELL CAPITALIZED
                                                                                                       UNDER PROMPT
                                                                               FOR CAPITAL          CORRECTIVE ACTION
                                                          ACTUAL            ADEQUACY PURPOSES           PROVISIONS
                                                  ----------------------  ----------------------  ----------------------
                                                   AMOUNT       RATIO      AMOUNT       RATIO      AMOUNT       RATIO
                                                  ---------  -----------  ---------  -----------  ---------  -----------
AS OF DECEMBER 31, 1996
TOTAL CAPITAL (TO RISK WEIGHTED ASSETS):
  CONSOLIDATED..................................  $  71,541      13.02%   $  43,970       8.00%   $  54,962      10.00%
  Pinnacle Bank.................................     68,370      12.50       43,771       8.00       54,714      10.00
TIER I CAPITAL (TO RISK WEIGHTED ASSETS):
  CONSOLIDATED..................................  $  65,898      11.99%   $  21,985       4.00%   $  32,977       6.00%
  Pinnacle Bank.................................     62,727      11.46       21,886       4.00       32,829       6.00
TIER I CAPITAL (TO AVERAGE ASSETS):
  CONSOLIDATED..................................  $  65,898       6.36%   $  41,476       4.00%   $  51,844       5.00%
  Pinnacle Bank.................................     62,727       6.06       41,381       4.00       51,726       5.00

NOTE 3  ACQUISITION

    On October 1, 1996, the Company, through Pinnacle Bank, purchased Starke's, Inc., a local insurance agency, through the issuance of 99,451 shares of Pinnacle common stock. The assets acquired were $1,241,000 and the transaction was accounted for using the pooling of interests method with no restatement of prior periods as amounts involved were not material. This acquisition will provide another source of fee income and add financial products to sell to our existing customers and markets.

    On December 1, 1995, the Company acquired all of the outstanding stock of Maco Bancorp, Inc., a Delaware corporation and registered savings and loan holding company headquartered in Merrillville, Indiana ("Maco"), for a purchase price of $41,944,000 (the "Purchase Price"). Approximately 50% of the Purchase Price was paid in cash ($20,959,000) and the balance was paid in Pinnacle common stock valued at $20,985,000. The acquisition of Maco was accounted for as a purchase. All assets (approximately $412,800,000) and all liabilities (approximately $384,200,000) of Maco and its subsidiaries (First Federal Savings Bank of Indiana, Brookview Real Estate Ltd. and First Insurance, Inc.) were adjusted to fair value as of the effective date creating goodwill in the amount of $13,350,000 which is being amortized on a straight line basis over 15 years. Premiums and discounts on the fair value adjustments amounted to approximately $3,895,000 and $830,000, respectively. The operating results of Maco have been included in the Company's financial statements since the date of acquisition.

NOTE 4  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (Statement 107), requires that the Company disclose estimated fair values for its financial instruments in its consolidated financial statements. Carrying and fair values and estimating methods and assumptions are presented below:

                                                                                    DECEMBER 31
                                                                   ----------------------------------------------
                                                                            1996                    1995
                                                                   ----------------------  ----------------------
                                                                    CARRYING                CARRYING
                                                                     VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                                                   ----------  ----------  ----------  ----------
                                                                               (DOLLARS IN THOUSANDS)
Financial Assets:
  Cash and due from banks........................................  $   30,290  $   30,290  $   24,681  $   24,681
  Federal funds sold.............................................      15,750      15,750       3,850       3,850
  Interest-bearing deposits with financial institutions..........       3,223       3,223      41,511      41,511
  Securities available-for-sale..................................     372,157     372,157     287,532     287,532
  Loans, net.....................................................     603,921     601,602     512,607     515,184
  Accrued interest receivable....................................       9,001       9,001       5,611       5,611
                                                                   ----------  ----------  ----------  ----------
Financial Liabilities:
  Noninterest-bearing deposits...................................  $   78,365  $   78,365  $   50,400  $   50,400
  Interest-bearing deposits......................................     682,904     686,910     652,700     654,137
  Securities sold under repurchase agreements, and other
    borrowings...................................................     225,361     228,282     127,154     127,319
  Accrued interest payable.......................................       1,575       1,575       1,337       1,337
                                                                   ----------  ----------  ----------  ----------

    Loan commitments are not included in the table above, as their estimated fair value is immaterial.

    SECURITIES:

    The carrying value for short term investments, which include federal funds sold and interest-bearing deposits with financial institutions, approximate fair value because they mature in one year or less and do not present unanticipated credit concerns. The fair value of longer-term investments and mortgage backed securities, except certain obligations of states and political subdivisions, is estimated based on bid prices published in reliable financial publications or bid quotations received from securities dealers. The fair value of certain obligations of states and political subdivisions are not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

    Statement 107 specifies that fair values of securities should be calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instruments, possible tax ramifications, or estimated transaction costs.

    LOANS:

    Fair value is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, and consumer, including credit card loans. Each loan category is further segmented into fixed and adjustable rate interest terms.

    Fair value of performing loans, except credit card loans, is calculated by discounting scheduled cash flows through the estimated maturity using the current rates at which similar loans would be made to borrowers with similar credit ratings with the same remaining maturities. The estimate of the maturity is based on industry forecast experience with repayments for each loan classification. The fair value of variable rate loans repricing within three months and credit card loans were assumed to be at carrying value.

    Fair value for nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

    Fair value for credit card loans is based on the current carrying value of existing loans at December 31, 1996 and 1995. This estimate does not include the value that relates to estimated cash flows from new loans generated from existing cardholders over the remaining life of the portfolio.

    LIABILITIES:

    Under Statement 107, the fair value of deposits with no stated maturity, such as demand deposits, savings, NOW accounts and money market accounts, is equal to the amount payable on demand as of December 31, 1996 and 1995. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for similar remaining maturities.

    The carrying amounts for securities sold under repurchase agreements, and certain other borrowings, approximate fair value because they mature in 90 days or less. The fair value of certain other borrowings with maturities of greater that 90 days are based on the discounted value of contractual cash.

    The fair value estimates above do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

    COMMITMENTS TO EXTEND CREDIT AND LETTERS OF CREDIT:

    The value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

    LIMITATIONS:

    Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of particular financial instruments. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

    Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a substantial trust department that contributes net fee income annually. The trust department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include the mortgage servicing operations, premises and equipment, and intangible assets. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

NOTE 5  CASH AND DUE FROM BANKS

    The Bank is required to maintain certain daily reserve balances on hand in accordance with Federal Reserve Board requirements. The reserve balances maintained in accordance with such requirements at December 31, 1996 and 1995, were $4,690,000 and $4,908,000, respectively.

NOTE 6  SECURITIES

    The following summarizes the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type at December 31, 1996.

                                                                                  GROSS        GROSS
                                                                               UNREALIZED   UNREALIZED
                                                                   AMORTIZED     HOLDING      HOLDING
                                                                      COST        GAINS       LOSSES     FAIR VALUE
                                                                   ----------  -----------  -----------  ----------
                                                                                (DOLLARS IN THOUSANDS)
Available-for-sale:
  U.S. Treasury securities.......................................  $   10,046   $      56    $  --       $   10,102
  Obligations of other U.S. government agencies and
    corporations.................................................     160,434         320       (1,021)     159,733
  Obligations of states and political subdivisions...............      20,936         540           (3)      21,473
  Corporate securities...........................................         350           4       --              354
  Equity securities..............................................      12,138      --              (28)      12,110
  Mortgage backed securities.....................................     168,897         453         (965)     168,385
                                                                   ----------  -----------  -----------  ----------
    Total........................................................  $  372,801   $   1,373    $  (2,017)  $  372,157
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------

    The following summarizes the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type at December 31, 1995.

                                                                                  GROSS        GROSS
                                                                               UNREALIZED   UNREALIZED
                                                                   AMORTIZED     HOLDING      HOLDING
                                                                      COST        GAINS       LOSSES     FAIR VALUE
                                                                   ----------  -----------  -----------  ----------
                                                                                (DOLLARS IN THOUSANDS)
Available-for-sale:
  U.S.Treasury securities........................................  $    9,577   $     223    $  --       $    9,800
  Obligations of other U.S. government agencies and
    corporations.................................................      91,925         485         (130)      92,280
  Obligations of states and political subdivisions...............      19,406         702           (8)      20,100
  Corporate securities...........................................      10,275          16          (28)      10,263
  Equity securities..............................................       6,328      --              (16)       6,312
  Mortgage backed securities.....................................     148,298         775         (296)     148,777
                                                                   ----------  -----------       -----   ----------
    Total........................................................  $  285,809   $   2,201    $    (478)  $  287,532
                                                                   ----------  -----------       -----   ----------
                                                                   ----------  -----------       -----   ----------

    Maturities of investment securities classified as available-for-sale at December 31, 1996 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                          AVAILABLE-FOR-SALE
                                                                        ----------------------
                                                                        AMORTIZED
                                                                           COST     FAIR VALUE
                                                                        ----------  ----------
                                                                        (DOLLARS IN THOUSANDS)
No maturity...........................................................  $   12,138  $   12,110
Due in one year or less...............................................       3,894       3,936
Due after one year through five years.................................      24,083      24,359
Due after five years through ten years................................      60,674      60,829
Due after ten years...................................................     103,115     102,538
Mortgage-backed securities............................................     168,897     168,385
                                                                        ----------  ----------
  Total...............................................................  $  372,801  $  372,157
                                                                        ----------  ----------
                                                                        ----------  ----------

    Proceeds from sales of securities during 1996, 1995 and 1994 were $139,338,000, $69,007,000, and $14,149,000, respectively. Gross gains of
$803,000, $575,000, and $97,000 for 1996, 1995, and 1994, respectively, and gross losses of $150,000, $225,000, and $33,000 were realized on those sales for 1996, 1995, and 1994, respectively. During 1996, 1995, and 1994 there were no sales of securities classified as held-to-maturity.

    On December 1, 1995, securities held-to-maturity (including those acquired from First Federal) were reclassified to available-for-sale pursuant to the FASB issuance of "A Guide to Implementation of Statement 115" that allowed entities to reassess the appropriateness of the reclassification of all securities. At the date of transfer, these securities held an amortized cost of $204,974,000 and a net unrealized gain of $530,000. During 1994, Federal Home Loan Bank Stock of $1,553,000 was transferred from securities held-to-maturity to securities available-for-sale for the purpose of conforming with accounting guidelines.

    Mortgage-backed securities include mortgage-backed securities and collateralized mortgage obligations. The mortgage-backed securities represent participating interest of pools of long-term first mortgage loans originated and serviced by the issuers of the securities. Collateralized mortgage obligations are debt securities that are secured by mortgage loans or other mortgage-backed securities. These securities are not considered to be a high risk.

    Securities with an amortized cost of $337,889,000 and $251,771,000 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase and for other purposes as required by law or contract.

    The Company did not have any investment securities of states (including their political subdivisions) that individually exceeded 10% of stockholders' equity at December 31, 1996 and 1995.

NOTE 7  LOANS

    The following summarizes loans by classification at December 31 of each year.

                                                                           1996        1995
                                                                        ----------  ----------
                                                                        (DOLLARS IN THOUSANDS)
Real estate mortgages.................................................  $  276,941  $  268,911
Commercial loans......................................................     210,315     154,044
Consumer loans........................................................     114,112      92,826
Economic development bonds and other tax exempt loans.................       8,196       2,678
                                                                        ----------  ----------
  Total...............................................................  $  609,564  $  518,459
                                                                        ----------  ----------
                                                                        ----------  ----------

    The Company's mortgage servicing portfolio for borrowers totaled $62.0 million at December 31, 1996.

    The recorded investment in loans determined to be impaired at December 31, 1996 totaled $848,000, of which the collateral values are equal to or greater than the recorded investment. In addition, a specific loan loss reserve of $191,000 has been assigned to all of these loans. As of December 31, 1996, the average recorded investment in impaired loans approximated $1,099,000. For the year, interest income recorded on such loans totaled $101,000, of which $53,000 has been recorded on a cash basis.

    The following summarizes nonaccrual loans and loans greater than 90 days delinquent which are still accruing interest at December 31 of each year.

                                                                 1996                     1995
                                                       ------------------------  ----------------------
                                                                      90 DAYS      NON-       90 DAYS
                                                       NON- ACCRUAL  PAST DUE     ACCRUAL    PAST DUE
                                                       -----------  -----------  ---------  -----------
                                                                    (DOLLARS IN THOUSANDS)
Real Estate Mortgages................................   $     293    $   1,849   $   2,581   $     556
Commercial Loans.....................................         388        1,773         577          52
Consumer Loans.......................................          80          294         163          67
                                                            -----   -----------  ---------       -----
  Total..............................................   $     761    $   3,916   $   3,321   $     675
                                                            -----   -----------  ---------       -----
                                                            -----   -----------  ---------       -----

    At December 31, 1996, if nonaccrual loans had been maintained current in accordance with their original terms, additional interest income of $118,000 would have been realized. For years ended December 31, 1995 and 1994, additional interest income of $81,000 and $87,000 would have been realized.

    In addition to the loans classified as nonaccrual and greater than 90 days delinquent still accruing interest at December 31, 1996 and 1995, there were other loans of approximately $10,218,000 in 1996 and $9,600,000 in 1995, where management is closely following the borrowers' ability to continue to comply with loan payment terms. Current conditions do not warrant classification as nonperforming, nor is any principal loss on these loans considered likely at this time. The Company's market area is considered to be Southwest Michigan and Northern Indiana. The Company is not dependent upon any single industry or business for its banking opportunities.

    Certain officers, directors, and entities with which they are affiliated have borrowed funds from the Company. These loans were made in the ordinary course of business on substantially the same terms as loans to other persons and, in the opinion of management, do not involve more than the normal risks of collectibility or present other unfavorable features. Such loans at December 31, 1996 and 1995 aggregated approximately $12,580,000 and $11,043,000 respectively. The net increase of $1,537,000 in such loans resulted from new loans of $5,102,000 and collections on loans $3,565,000.

    The following summarizes the activity in the allowance for loan losses.

                                                                     1996       1995       1994
                                                                   ---------  ---------  ---------
                                                                       (DOLLARS IN THOUSANDS)
Balance, beginning of year.......................................  $   5,852  $   5,014  $   5,215
Provisions charged against income................................        375        225        125
Recoveries.......................................................        351        259        272
Allowance of acquired financial institutions.....................     --          1,098     --
                                                                   ---------  ---------  ---------
                                                                       6,578      6,596      5,612
Loans charged off................................................       (935)      (744)      (598)
                                                                   ---------  ---------  ---------
Balance, end of year.............................................  $   5,643  $   5,852  $   5,014
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

NOTE 8  PREMISES AND EQUIPMENT, NET

    The following summarizes premises and equipment by classification at December 31.

                                                                         1996       1995
                                                                       ---------  ---------
                                                                           (DOLLARS IN
                                                                            THOUSANDS)
Land and land improvements...........................................  $   2,124  $   2,124
Buildings............................................................     11,314     10,069
Furniture, fixtures and equipment....................................      7,723      7,056
                                                                       ---------  ---------
  Subtotal...........................................................     21,161     19,249
Less accumulated depreciation........................................      8,475      6,703
                                                                       ---------  ---------
  Premises and equipment, net........................................  $  12,686  $  12,546
                                                                       ---------  ---------
                                                                       ---------  ---------

    Depreciation expense charged to operations was $1,345,000, $789,000, and $793,000 in 1996, 1995, and 1994, respectively.

NOTE 9  TIME CERTIFICATES OF DEPOSIT

    The following summarizes time certificates of deposit in amounts of $100,000 or more and their remaining maturities, included in interest-bearing deposits at December 31.

                                                                                     1996
                                                                                  -----------
                                                                                  (DOLLARS IN
                                                                                  THOUSANDS)
Three months or less............................................................   $  31,843
Three through six months........................................................      22,530
Six through twelve months.......................................................       6,179
Over twelve months..............................................................         732
                                                                                  -----------
  Total.........................................................................   $  61,284
                                                                                  -----------
                                                                                  -----------

    Interest expense related to time deposits of $100,000 or more approximated $3,418,000, $1,641,000, and $638,000 for the years ended December 31, 1996,
1995, and 1994, respectively.

NOTE 10  SECURITIES SOLD UNDER REPURCHASE AGREEMENTS & OTHER BORROWINGS

    The following is a schedule of securities sold under repurchase agreements and other borrowings at December 31 of each year.

                                                                        1996        1995
                                                                     ----------  ----------
                                                                     (DOLLARS IN THOUSANDS)
Securities sold under repurchase agreements........................  $   22,972  $   12,402
Fed funds purchased................................................      42,900      --
Advances from the Federal Home Loan Bank...........................     159,489      96,752
Other borrowings...................................................      --          18,000
                                                                     ----------  ----------
  Total............................................................  $  225,361  $  127,154
                                                                     ----------  ----------
                                                                     ----------  ----------

    Securities sold under repurchase agreements, which mature daily, represent an indebtedness of the Company secured by certain securities. At December 31, 1996, 1995, and 1994, the interest cost with regard to daily averages was 3.90%, 3.41%, and 2.95%, respectively. Securities with an amortized cost of $20,710,000, and $14,149,000, an estimated fair value of approximately $20,726,000, and $14,317,000, were pledged as collateral for these agreements at December 31, 1996, 1995, and 1994, respectively.

    Federal funds purchased, which mature daily, had an interest cost with regard to daily averages of 5.70%, and 4.64% at December 31, 1996, and 1995, respectively.

    Advances from the Federal Home Loan Bank represent borrowings from Federal Home Loan Banks. Advances of $122,900,000, and $32,500,000, were drawn upon during 1996, and 1995, respectively. In addition, the acquisition of Maco added $61,500,000 in advances from Federal Home Loan Banks and an additional $19,000,000 net in advances in December 1995, for a total of $80,500,000 in advances at First Federal as of December 31, 1995. At December 31, 1996, 1995, and 1994, respectively, the interest cost with regard to daily averages was 5.80%, 6.22%, and 5.73%, with maturities of three to sixty months. These borrowings are secured by Federal Home Loan Stock (carried at $11,388,000) and by all eligible first mortgage loans on one-to-four family held by Pinnacle Bank (approximately $408,868,000 at December 31, 1996).

NOTE 11  INCOME TAXES

    Federal income taxes (benefits) reported in the consolidated statements of income for the years ended December 31, 1996, 1995, and 1994 include the following components.

                                                                     1996       1995       1994
                                                                   ---------  ---------  ---------
                                                                       (DOLLARS IN THOUSANDS)
U.S. Federal
  Current........................................................  $   4,861  $   2,990  $   2,673
  Deferred.......................................................       (229)      (380)      (340)
State
  Current........................................................        501     --         --
  Deferred.......................................................        (32)    --         --
                                                                   ---------  ---------  ---------
  Income tax expense.............................................  $   5,101  $   2,610  $   2,333
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    The following federal income tax expense differs from the amounts computed by applying the federal income tax rate of 35% in 1996 and 34% in 1995 and 1994 to pretax income at December 31 of each year.

                                                                     1996       1995       1994
                                                                   ---------  ---------  ---------
                                                                       (DOLLARS IN THOUSANDS)
Computed "expected" tax..........................................  $   4,989  $   3,083  $   2,592
Tax exempt interest, net.........................................       (385)      (325)      (367)
Amortization of goodwill.........................................        327         42         42
State income tax, net of federal benefit.........................        305     --         --
Other, net.......................................................       (135)      (190)        66
                                                                   ---------  ---------  ---------
    Income tax expense...........................................  $   5,101  $   2,610  $   2,333
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    The following presents the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 of each year.

                                                                            1996       1995
                                                                          ---------  ---------
                                                                          (DOLLARS IN THOUSANDS)
Deferred Tax Assets:
  Loan loss reserve.....................................................  $   1,524  $     833
  Deferred loan fees....................................................         58        458
  Deferred directors fees...............................................        395        364
  Depreciation..........................................................        179        179
  Capital loss carryforward.............................................         61         61
  Unrealized losses on securities available-for-sale....................        220     --
  Alternative minimum tax credit carry forward..........................          0        563
  Other.................................................................         81        361
                                                                          ---------  ---------
    Total gross deferred tax assets.....................................      2,518      2,819
  Less valuation allowance..............................................        (61)       (61)
    Net deferred tax assets.............................................  $   2,457  $   2,758
                                                                          ---------  ---------
                                                                          ---------  ---------

                                                                            1996       1995
                                                                          ---------  ---------
                                                                          (DOLLARS IN THOUSANDS)
Deferred Tax Liabilities:
  Deposit base premium..................................................  $    (185) $    (245)
  Pension...............................................................       (271)      (270)
  Purchase discount.....................................................     (1,369)    (1,932)
  Unrealized gains on securities available-for-sale.....................     --           (586)
  Other.................................................................        (57)      (217)
                                                                          ---------  ---------
    Total gross deferred tax liabilities................................     (1,882)    (3,250)
                                                                          ---------  ---------
  Net deferred tax asset/(liability)....................................  $     575  $    (492)
                                                                          ---------  ---------
                                                                          ---------  ---------

    The valuation allowance for deferred tax assets at December 31, 1996 and 1995 was $61,000 with no change during 1996. The valuation allowance is due to capital losses from prior years which can only be utilized against subsequent capital gains.

NOTE 12  RETIREMENT PLANS

    The Company sponsors a defined benefit pension plan which provides benefits to substantially all full time employees. Benefits under the plan are based on the employees' years of service and compensation during the five highest paid plan years of the last ten years preceding retirement. The following present the components of net pension income at December 31 of each year.

                                                                                          1996       1995       1994
                                                                                        ---------  ---------  ---------
                                                                                            (DOLLARS IN THOUSANDS)
Service cost--benefits earned during the year.........................................  $     463  $     333  $     283
Interest cost on projected benefit obligation.........................................        401        268        217
Actual return on plan assets..........................................................       (923)    (1,093)        (6)
Net amortization and deferral.........................................................        144        535       (551)
                                                                                        ---------  ---------  ---------
  Net pension expense (income)........................................................  $      85  $      43  $     (57)
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------

    The following presents the funded status of the Pinnacle Banks' plan and amounts recognized in the consolidated balance sheets at December 31 of each year.

                                                                                      1996       1995       1994
                                                                                    ---------  ---------  ---------
                                                                                        (DOLLARS IN THOUSANDS)
Actuarial present value of projected benefit obligation:
  Accumulated benefit obligation:
    Vested........................................................................  $  (3,440) $  (2,837) $  (1,785)
    Nonvested.....................................................................       (118)      (109)       (68)
  Provision for future salary increases...........................................     (2,580)    (1,969)    (1,560)
                                                                                    ---------  ---------  ---------
  Projected benefit obligation....................................................     (6,138)    (4,915)    (3,413)
Plan assets at fair value.........................................................      8,048      7,253      4,811
                                                                                    ---------  ---------  ---------
Excess of plan assets over projected benefit obligation...........................      1,910      2,338      1,398
Unrecognized net transition asset.................................................       (731)      (799)      (867)
Unrecognized net (gain)/loss......................................................         16       (259)       342
Unrecognized prior service cost...................................................        (35)       (36)       (36)
                                                                                    ---------  ---------  ---------
  Prepaid pension cost, included in other assets..................................  $   1,160  $   1,244  $     837
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Major assumptions used:
  Discount rate...................................................................      7.50%      7.75%      7.25%
  Rate of increase in compensation levels.........................................      5.50%      6.00%      6.00%
  Expected long-term rate on plan assets..........................................     10.00%     10.00%     10.00%
                                                                                    ---------  ---------  ---------

    The plan assets were invested primarily in a collective investment trust at December 31, 1996, 1995 and 1994.

    The Company also sponsors a defined contribution 401(k) plan for the benefit of all employees. The Company matches employee contributions at levels dependent upon current operating results. In 1996, 1995, and 1994, the Company contributions amounted to $63,000, $121,000 and $56,000, respectively. Employee contributions to the plan are based upon optional percentages (ranging from 2% to 10%) of before tax compensation.

NOTE 13  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company has a Retiree Medical Plan which provides a portion of retiree medical care premiums. The Company's level of contribution is based on an age and service formula which provides benefits to substantially all retired participants until December 31, 1997 and will provide benefits to active participants in a 100% co-pay basis until age 65. The components of the 1996 and 1995 net periodic postretirement benefit cost are shown below:

                                                                                  1996       1995       1994
                                                                                ---------  ---------  ---------
                                                                                    (DOLLARS IN THOUSANDS)
Service cost..................................................................  $       0  $  --      $  --
Interest cost.................................................................         19         21         20
Net amortization and deferral.................................................         33         33         25
                                                                                ---------  ---------  ---------
  Net periodic postretirement benefit cost....................................  $      52  $      54  $      45
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------

    The funded status of the plan and amounts recognized in the consolidated balance sheets are shown below:

                                                                                  1996       1995       1994
                                                                                ---------  ---------  ---------
                                                                                    (DOLLARS IN THOUSANDS)
Retired participants and beneficiaries........................................  $    (248) $    (281) $    (275)
Active participants...........................................................     --         --         --
                                                                                ---------  ---------  ---------
  Accumulated postretirement benefit obligation...............................       (248)      (281)      (275)
Plan assets at fair value.....................................................     --         --         --
                                                                                ---------  ---------  ---------
Excess of accumulated postretirement benefit obligation over plan assets......       (248)      (281)      (275)
Unrecognized transition obligation............................................        193        226        260
Unrecognized loss/(gain)......................................................         (6)         2        (28)
                                                                                ---------  ---------  ---------
  Accrued postretirement benefit cost.........................................  $     (61) $     (53) $     (43)
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------

    For measurement purposes, a 9.00%, 10.00% and 12.00% annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) was assumed for 1996, 1995, and 1994, respectively; the rate was further assumed to decline to 4.00% after 8 years. The health care cost trend rate assumption has an increasing effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation by $25,000 and $53,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by $2,000 for years ended December 31, 1996, 1995 and 1994, respectively. The weighted average discount rate used in determining the accumulated posrtretirement benefit obligation was 7.50% for December 31, 1996 and 7.25% for December 31, 1995 and 1994, respectively.

NOTE 14  NON-QUALIFIED STOCK OPTION PLAN

    At Pinnacle's 1993 Annual Stockholders Meeting, a non-qualified stock option plan (the "Plan") was presented to and approved by the stockholders of the Company. The Compensation Committee of Pinnacle's Board of Directors, none of whom is eligible to participate in the Plan, awarded certain key employees options to purchase shares of Pinnacle common stock at an exercise price which approximates the fair market value of the grant period. The total number of shares available under the Plan is 500,000 (all numbers have been restated to reflect the two-for-one stock split effected in September 1993). All options are fully vested at day of grant and will expire if not exercised within five years of the date of grant.

    A summary of the aggregate activity for the Plan for 1996, 1995, and 1994 is as follows:

                                                                                WTD. AVG.     NUMBER OF
                                                                    COMMON      EXERCISE       SHARES
                                                                    SHARES        PRICE      EXERCISABLE
                                                                   ---------  -------------  -----------
Outstanding at December 31, 1993.................................     23,350    $   17.16             0
                                                                   ---------       ------    -----------
Granted..........................................................     27,600    $   17.95
Exercised........................................................     --           --
Forfeited or canceled............................................     --           --
                                                                   ---------       ------    -----------
Outstanding at December 31, 1994.................................     50,950    $   17.59         5,837
                                                                   ---------       ------    -----------
Granted..........................................................     71,725    $   17.07
Exercised........................................................     --           --
Forfeited or canceled............................................       (400)   $   17.16
                                                                   ---------       ------    -----------
Outstanding at December 31, 1995.................................    122,275    $   17.29        18,575
                                                                   ---------       ------    -----------
Granted..........................................................     71,250    $   21.16
Exercised........................................................     (4,739)   $   17.09
Forfeited or canceled............................................     (7,537)   $   18.54
                                                                   ---------       ------    -----------
Outstanding at December 31, 1996.................................    181,249    $   18.75        49,243
                                                                   ---------       ------    -----------

    The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. If the alternative accounting related provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" had been adopted as of the beginning of 1995, the effect on 1995 and 1996, income before taxes and net income would have been immaterial.

    At December 31, 1996, the range of exercise prices and weighted average remaining contractual life of outstanding options was $16.43 - $21.16 and 3.5 years, respectively.

NOTE 15  SUPPLEMENTARY INCOME STATEMENT INFORMATION

    Other than the items listed below, other noninterest income and other noninterest expenses did not include any accounts that exceeded 1% of total revenue, which is the sum of total interest income and total noninterest income.

                                                                                        1996       1995       1994
                                                                                      ---------  ---------  ---------
                                                                                          (DOLLARS IN THOUSANDS)
Other noninterest income:
  Service charges on deposit accounts...............................................  $   2,207  $   1,530  $   1,479
  Trust Fees........................................................................        601        533        485
  Recoveries on distressed assets...................................................        250        296        262
  Gain on sale of loans, net........................................................      1,075        182        (11)
  Merchant & loan servicing fees....................................................      1,270        923        770
Other noninterest expenses:
  Salaries and benefits.............................................................     10,843      7,100      6,073
  Occupancy.........................................................................      2,055      1,097      1,033
  Equipment.........................................................................      1,615        947        885
  Professional and legal fees.......................................................        718        314        417
  Amortization of intangibles.......................................................      1,283        525        458
  FDIC insurance....................................................................      3,196        552        808
  Supplies..........................................................................        915        455        418
  Marketing and promotion...........................................................      1,481        695        298

NOTE 16  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are loan commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The contract amount of these instruments reflects the extent of involvement the Company has in these financial instruments.

    The following presents financial instruments with off-balance sheet risk at December 31 of each year.

                                                                            1996       1995
                                                                          ---------  ---------
                                                                              (DOLLARS IN
                                                                               THOUSANDS)
Financial instruments whose contract amounts represent credit risk
  Commitments to extend credit..........................................  $  97,240  $  79,551
  Letters of credit.....................................................      1,511        777
                                                                          ---------  ---------
                                                                          ---------  ---------

    Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

    Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. All letters of credit are short-term guarantees of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company has a secured interest in various assets as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at December 31, 1996 and 1995 is in excess of the committed amount.

NOTE 17 PARENT COMPANY FINANCIAL INFORMATION

                  CONDENSED PARENT COMPANY ONLY BALANCE SHEETS

                                                                                                 DECEMBER 31
                                                                                             --------------------
                                                                                               1996       1995
                                                                                             ---------  ---------
                                                                                             (DOLLARS IN THOUSANDS)
ASSETS
  Cash and due from banks..................................................................  $   1,926  $   1,923
  Interest-bearing deposits with financial institutions....................................     --         18,100
  Investment in subsidiary.................................................................     75,837     73,029
  Other assets.............................................................................      1,598      1,178
                                                                                             ---------  ---------
    TOTAL ASSETS...........................................................................  $  79,361  $  94,230
                                                                                             ---------  ---------
                                                                                             ---------  ---------

LIABILITIES
  Notes payable and other liabilities......................................................  $   1,312  $  19,334
STOCKHOLDERS' EQUITY
  Common stock.............................................................................     19,110     19,110
  Additional paid-in capital...............................................................     44,526     44,174
  Retained earnings........................................................................     14,789     10,475
  Net unrealized (losses)/gains on securities available-for-sale...........................       (376)     1,137
                                                                                             ---------  ---------
    TOTAL STOCKHOLDERS' EQUITY.............................................................     78,049     74,896
                                                                                             ---------  ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................................  $  79,361  $  94,230
                                                                                             ---------  ---------
                                                                                             ---------  ---------

               CONDENSED PARENT COMPANY ONLY STATEMENTS OF INCOME

                                                                                          YEAR ENDED DECEMBER 31
                                                                                      -------------------------------
                                                                                        1996       1995       1994
                                                                                      ---------  ---------  ---------
                                                                                          (DOLLARS IN THOUSANDS)
INCOME
  Dividends from subsidiary.........................................................  $   4,975  $  12,082  $   2,376
  Interest and other income.........................................................        812        170         43
                                                                                      ---------  ---------  ---------
    TOTAL INCOME....................................................................      5,787     12,252      2,419
                                                                                      ---------  ---------  ---------
EXPENSES
  Compensation and benefits.........................................................        258        192         96
  Other operating expenses..........................................................        772        368        239
                                                                                      ---------  ---------  ---------
    TOTAL EXPENSES..................................................................      1,030        560        335
                                                                                      ---------  ---------  ---------
Income before federal income tax expense (benefit) and undistributed earnings of
  subsidiary........................................................................      4,757     11,692      2,084
Federal income tax benefit..........................................................        (74)      (133)       (97)
Equity in undistributed earnings of subsidiary......................................      4,321     (5,366)     3,109
                                                                                      ---------  ---------  ---------
    NET INCOME......................................................................  $   9,152  $   6,459  $   5,290
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

             CONDENSED PARENT COMPANY ONLY STATEMENT OF CASH FLOWS

                                                                                       YEAR ENDED DECEMBER 31
                                                                                  ---------------------------------
                                                                                     1996        1995       1994
                                                                                  ----------  ----------  ---------
                                                                                       (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................................  $    9,152  $    6,459  $   5,290
  Equity in undistributed earnings of subsidiaries..............................      (4,321)      5,366     (3,109)
  Other, net....................................................................        (109)       (956)        69
                                                                                  ----------  ----------  ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES...................................       4,722      10,869      2,250
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease/(increase) in interest-bearing deposits with financial
    institutions................................................................      18,108     (18,000)    --
  Purchase acquisition, net of cash.............................................      --         (20,466)        --
  Purchases of available-for-sale securities....................................        (507)     --         --
  Proceeds from paydowns of available-for-sale securities.......................          27          27         59
                                                                                  ----------  ----------  ---------
    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES............................      17,628     (38,439)        59
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock........................................         352      13,184     --
  (Repayments)/Proceeds from short-term borrowings..............................     (18,000)     18,000     --
  Dividends paid................................................................      (4,699)     (2,790)    (2,293)
                                                                                  ----------  ----------  ---------
    NET CASH USED BY FINANCING ACTIVITIES.......................................     (22,347)     28,394     (2,293)
                                                                                  ----------  ----------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS.......................................           3         824         16
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..................................       1,923       1,099      1,083
                                                                                  ----------  ----------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR........................................  $    1,926  $    1,923  $   1,099
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------

NOTE 18 DIVIDENDS FROM HOLDING COMPANY

    Pinnacle is a legal entity separate and distinct from its subsidiary. Substantially all of Pinnacle's revenues result from dividends paid to it by Peoples and First Federal and from earnings on investments. There are statutory and regulatory requirements applicable to the payment of dividends by Peoples and First Federal as well as by Pinnacle to its stockholders. Under the foregoing dividend restrictions, Peoples, without obtaining government approvals, could declare aggregate dividends in 1996 of approximately $17.2 million. First Federal was eligible to make capital distributions of approximately $9.6 million at December 31, 1996.

    On December 1, 1995 the Company, in conjunction with the acquisition of Maco Bancorp, issued 862,500 shares in a public offering and issued 1,188,954 shares to the sole shareholder of Maco resulting in total shares outstanding increasing from 3,821,904, to 5,873,358.

    Dividends paid in 1996 to the Company by its subsidiary amounted to $4,975,000. Dividends paid in 1995 to the Company by its subsidiary, The Peoples State Bank, amounted to $12,082,000 of which approximately $8,500,000 was used for the cash portion of the Maco acquisition. In addition its subsidiary, First Federal, paid dividends amounting to $4,000,000 used for debt reduction obtained by way of the Maco acquisition. Dividends paid in 1994 to the Company by its subsidiary, The Peoples State Bank, amounted to $2,376,000. Unless prior regulatory approval is obtained, banking regulations limit the amount of dividends that the Company's subsidiary can declare during 1997, to the 1996 net profits, as defined in the Federal Reserve Act, plus retained net profits for 1996 and 1995 of $14,900,000.

NOTE 19 COMMITMENTS AND CONTINGENT LIABILITIES

    The Company has entered into indemnification agreements with the principal sole stockholder of Maco, subject to certain conditions, to partially indemnify Pinnacle from certain liabilities. Any claim on costs incurred by Pinnacle related to such liabilities must be made by May 26, 1998. The indemnification agreements relate to two transfer agreements and other various matters entered into on May 4, 1995 between Maco and an affiliate of the principal sole stockholder of Maco, that relate to litigation in effect prior to the acquisition.

    The first item relates to the 1988 acquisition of a distressed thrift by Maco through an assistance agreement with the Federal Savings and Loan Insurance Corporation ("FSLIC"). The Federal Deposit Insurance Corporation ("FDIC"), successor-in-interest to FSLIC, has brought suit seeking payment of $3,000,000 allegedly due it under such agreement. Management believes the FDIC suit is without merit and the indemnification agreement and a related escrow agreement reduces any risk of loss to the Company. The second item relates to a counterclaim brought against Maco as a result of a claim made against a third party by Maco. The Company intends to vigorously defend these actions, even though it is covered by the indemnification agreements.

    There are various other matters of litigation pending against the Company that have arisen during the normal course of business. Based upon discussions with legal counsel, management believes that the aggregate liability, if any, issuing from these matters will not be material to the financial results of the Company.

    On November 14, 1996, Pinnacle entered into a definitive agreement with Indiana Federal Corporation (IFC) which will add approximately $837 million in total assets. The transaction is contemplated as a merger of equals through the issuance of one share of Pinnacle Common Stock for each share of IFC Common Stock and it is anticipated to be accounted for using the pooling of interests method. The acquisition, subject to shareholder and regulatory approval is scheduled to close in the second quarter of 1997.

NOTE 20 SUBSEQUENT EVENT--ACQUISITION

    On March 3, 1997, Pinnacle announced the acquisition of CB Bancorp, Inc. ("CB") of Michigan City, Indiana which will add approximately $227 million in total assets. The fixed purchase price is equal to $35.00 per CB share, payable in Pinnacle shares. If Pinnacle's average stock price exceeds $29.00, CB shareholders will receive 1.2069 Pinnacle shares per CB share. If Pinnacle's average stock price is less than $23.00 per share, CB shareholders will receive
1.5217 Pinnacle shares per CB share. The acquisition, subject to shareholder and regulatory approval, is expected to close in the second quarter of 1997 and is anticipated to be accounted for using the pooling of interests method.

SELECTED QUARTERLY FINANCIAL INFORMATION

    The following table provides a summary of unaudited quarterly financial information of Pinnacle for the periods indicated.

                                                      MARCH 31        JUNE 30       SEPTEMBER 30    DECEMBER 31
                                                   --------------  --------------  --------------  --------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT STOCK PRICES)
1996
Interest income..................................  $       17,158  $       18,005  $       18,635  $       20,171
Net interest income..............................           7,869           8,440           8,722           9,245
Provision for loan losses........................              80              70              95             130
Income before income tax expense.................           3,622           4,214           1,908           4,509
Net income.......................................           2,444           2,580           1,261           2,867

Net income per share.............................            0.42            0.44            0.21            0.48

Stock price range................................     18.25-20.50        20-21.75     19.50-24.75        23.25-25

1995
Interest income..................................  $        8,331  $        8,763  $        8,848  $       11,553
Net interest income..............................           4,552           4,583           4,676           5,533
Provision for loan losses........................              85              40              70              30
Income before income tax expense.................           2,129           2,230           2,285           2,425
Net income.......................................           1,472           1,535           1,568           1,884

Net income per share.............................            0.39            0.40            0.41            0.42

Stock price range................................        15-17.50     15.75-17.75     15.50-17.50     16.50-18.50

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    As of March 21, 1997, the directors and executive officers of Pinnacle are as indicated in the following table. The table also indicates the positions held by such persons at Pinnacle Bank.

                 NAME                        AGE            PINNACLE POSITION(S)           PINNACLE BANK POSITION(S)
---------------------------------------      ---      --------------------------------  --------------------------------
John P. Cunningham.....................          59   Director                          Director
Charles R. Edinger.....................          68   Director                          Director
John D. Fetters........................          69   Director                          Director
Terrence A. Friedman...................          59   Director                          Director
Richard L. Schanze.....................          56   Director, Chairman and Chief      Director, Chairman and Chief
                                                        Executive Officer                 Executive Officer
Kay F. Varga...........................          59   Director                          Director
Arnold L. Weaver.......................          51   Director, President and Chief     Director, President and Chief
                                                        Operating Officer                 Operating Officer
Alton C. Wendzel.......................          66   Director                          Director
Donald E. Radde........................          44   Executive Vice President and      Director, Executive Vice
                                                        Secretary                         President, Chief Lending
                                                                                          Officer and Secretary
David W. Kolhagen......................          39   Senior Vice President and         Senior Vice President and Chief
                                                        Treasurer                         Financial Officer
LeAnn Krokker..........................          38   Vice President, Executive         Vice President, Executive
                                                        Marketing Officer                 Marketing Officer
John A. Newcomer.......................          45   Corporate Affairs Officer         Corporate Affairs Officer

    John P. Cunningham has been a director of both Pinnacle and Pinnacle Bank since May, 1996. He also is a member of the Retirement Committee, the Compensation Committee and the Merger and Acquisition Committee of the Pinnacle Board. He is also a member of the Retirement Committee and the Compensation Committee of the Board of Directors of Pinnacle Bank. He is currently the Chief Financial Officer of Whirlpool Corporation, a publicly-held appliance manufacturer with securities listed on the New York Stock Exchange. In 1995 he was the Chief Financial Officer of Maytag, a publicly-held appliance manufacturer with securities listed on the New York Stock Exchange. Prior to that time he was the Controller of IBM, a publicly-held company with securities listed on the New York Stock Exchange.

    Charles R. Edinger is a director of both Pinnacle and Pinnacle Bank and is a member of the Audit Committee and the Trust Committee of the Board of Directors of Pinnacle. He is also a member of the Audit Committee and the Trust Committee of the Board of Directors of Pinnacle Bank. He is currently the President of Anderson Building Materials, Co., a steel fabricating company.

    John D. Fetters is a director of both Pinnacle and Pinnacle Bank and is a member of the Compensation Committee of the Board of Directors of Pinnacle. He is also a member of the Compensation Committee of the Board of Directors of Pinnacle Bank. He is currently the President of Sanitary Dry Cleaners, Inc., a dry cleaning company.

    Terrence A. Friedman is a director of both Pinnacle and Pinnacle Bank and is a member of the Compensation Committee, the Loan Review Committee and the Merger and Acquisition Committee of the Board of Directors of Pinnacle. He is also a member of the Compensation Committee and the Loan

Review Committee of the Board of Directors of Pinnacle Bank. He is currently the President of Yale-South Haven Inc., a manufacturer of rubber components primarily for the auto industry.

    Richard L. Schanze is a director of both Pinnacle and Pinnacle Bank and is a member of the Trust Committee, the Loan Review Committee and the Merger and Acquisition Committee of the Board of Directors of Pinnacle, and the Trust Committee and the Loan Review Committee of the Board of Directors of Pinnacle Bank. He is currently the Chairman and Chief Executive Officer of Pinnacle and the Chairman and Chief Executive Officer of Pinnacle Bank.

    Kay F. Varga is a director of both Pinnacle and Pinnacle Bank and is a member of the Trust Committee and the Audit Committee of the Board of Directors of Pinnacle. She is also a member of the Trust Committee and the Audit Committee of the Board of Directors of Pinnacle Bank. She is currently the President of Thayer, Inc., a paper products distributor.

    Arnold L. Weaver is a director of both Pinnacle and Pinnacle Bank and is a member of the Trust Committee, the Loan Review Committee and the Merger and Acquisition Committee of the Board of Directors of Pinnacle, and the Trust Committee and the Loan Review Committee of the Board of Directors of Pinnacle Bank. He is currently the President of Pinnacle and of Pinnacle Bank.

    Alton C. Wendzel is a director of both Pinnacle and Pinnacle Bank and is a member of the Audit Committee, the Loan Review Committee and the Merger and Acquisition Committee of the Board of Directors of Pinnacle. He is also a member of the Audit Committee and the Loan Review Committee of the Board of Directors of Pinnacle Bank. He is currently the President of Greg Orchards and Produce, Inc. and Coloma Frozen Foods, Inc., processors of fresh and frozen producer.

    Donald E. Radde is an Executive Vice President and the Secretary of Pinnacle. He is also a Director, an Executive Vice President, Chief Lending Officer and Secretary of Pinnacle Bank.

    David W. Kolhagen is a Senior Vice President and the Treasurer of Pinnacle and a Senior Vice President and the Chief Financial Officer of Pinnacle Bank.

    LeAnn Krokker is Vice President, Executive Marketing Officer of Pinnacle and of Pinnacle Bank.

    John A. Newcomer is the Corporate Affairs Officer of Pinnacle and of Pinnacle Bank.

    Directors of Pinnacle are elected annually by the stockholders of Pinnacle. Executive officers of Pinnacle are appointed by the Pinnacle Board and serve until their successors are appointed and qualified. No director or executive officer of Pinnacle or Pinnacle Bank is related to any other director or to any executive officer of Pinnacle or of any of its subsidiaries by blood, marriage or adoption, and there are no arrangements or understandings between a director or executive officer and any other person pursuant to which such person was elected a director or executive officer of Pinnacle or any of its subsidiaries.

ITEM 11. EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION TABLE. The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to each of the five most highly compensated executive officers and/or employees of Pinnacle and its subsidiaries (the "Named Pinnacle Executives") for the last three completed fiscal years whose salary and bonus exceeded $100,000.

                                                                                          LONG TERM COMPENSATION
                                                                         --------------------------------------------------------
                                      ANNUAL COMPENSATION                            AWARDS               PAYOUT
                         ----------------------------------------------  ------------------------------  ---------
                                                          OTHER ANNUAL     RESTRICTED                      LTIP       ALL OTHER
NAME AND                             SALARY      BONUS    COMPENSATION   STOCK AWARD(S)   OPTIONS/SARS    PAYOUT    COMPENSATION
PRINCIPLE POSITION         YEAR        ($)        ($)        ($) (1)           ($)             (#)          ($)        ($) (2)
-----------------------  ---------  ---------  ---------  -------------  ---------------  -------------  ---------  -------------
Richard L. Schanze            1996    288,875    225,000       23,000          --               9,500       --           37,205
  Chairman/CEO                1995    242,420    180,000       17,800          --              15,300       --           35,403
                              1994    222,410    130,000       15,100          --               7,200       --            5,219
Arnold L. Weaver              1996    208,875     75,000       23,000          --               8,000       --            5,559
  President                   1995    167,200     70,000       17,800          --              10,600       --           10,833
                              1994    147,410     45,000       15,100          --               4,550       --            5,404
Donald E. Radde               1996    132,875     40,000       --              --               7,000       --            4,800
  Exec. Vice President        1995    106,620     28,000       --              --               7,500       --            5,920
                              1994     91,289     21,000       --              --               2,500       --            5,187
David W. Kolhagen             1996     97,375     35,000       --              --               6,500       --            7,116
  Senior Vice
    President/                1995     82,280     30,000       --              --               7,000       --            8,534
  CFO                         1994     --         --           --              --              --           --           --

------------------------------

(1) Amounts shown consist of director fees paid by Pinnacle and by Pinnacle
    Bank.

(2) Amounts shown for 1996 consist of the following: (i) Mr. Schanze: matching contributions under Pinnacle Bank's 401-k plan of $2,375, personal use of Company-owned automobile of $3,304, and contributions under Pinnacle Bank's Deferred Compensation Plan for Executive Officers of $31,526; (ii) Mr.
    Weaver: matching contributions under Pinnacle Bank's 401-k plan of $2,375, and personal use of Company-owned automobile of $3,184; (iii) Mr. Radde: matching contributions under Pinnacle Bank's 401-k plan of $2,375 and personal use of Company-owned automobile of $2,425; and (iv) Mr. Kolhagen: matching contributions under Pinnacle Bank's 401-k plan of $2,375 and personal use of Company-owned automobile of $4,741. Amounts shown for 1995 consist of the following: (i) Mr. Schanze: matching contributions under Pinnacle Bank's 401-k plan of $4,620, personal use of Company-owned automobile of $3,192, and contributions under Pinnacle Bank's Deferred Compensation Plan for Executive Officers of $27,591; (ii) Mr. Weaver: matching contributions under Pinnacle Bank's 401-k plan of $4,620, personal use of Company-owned automobile of $3,770 and contributions under Pinnacle Bank's Deferred Compensation Plan for Executive Officers of $2,443; (iii) Mr. Radde: matching contributions under Pinnacle's 401-k plan of $4,620 and personal use of Company-owned automobile of $1,300; and (iv) Mr. Kolhagen: matching contributions under Pinnacle Bank's 401-k plan of $3,781 and personal use of Company-owned automobile of $4,753. Amounts shown for 1994 consist of the following: (i) Mr. Schanze: matching contributions under Pinnacle Bank's 401-k plan of $2,310, and personal use of Company-owned automobile of $2,909; (ii) Mr. Weaver: matching contributions under Pinnacle Bank's 401-k plan of $2,310, and personal use of Company-owned automobile of $3,094; and (iii) Mr. Radde: matching contributions under Pinnacle Bank's 401-k plan of $1,790 and personal use of Company-owned automobile of $3,397.

    OPTION/SAR GRANTS IN LAST FISCAL YEAR. The following table sets forth certain information concerning stock options/SARs granted during 1996 to the Named Pinnacle Executives.

                                                                            INDIVIDUAL GRANTS
                                              ------------------------------------------------------------------------------
                                                                                                                   POTENTIAL
                                                                                                                   REALIZABLE
                                                                                                                   VALUE AT
                                                                                                                    ASSUMED
                                                                                                                    ANNUAL
                                                                                                                   RATES OF
                                                                                                                     STOCK
                                                                                                                     PRICE
                                                                                                                   APPRECIATION
                                                             NUMBER OF     % OF TOTAL                                 FOR
                                                            SECURITIES    OPTIONS/ SARS                             OPTION
                                                            UNDERLYING     GRANTED TO    EXERCISE OF                 TERM
                                                           OPTIONS/ SARS  EMPLOYEES IN   BASE PRICE   EXPIRATION   ---------
NAME                                          GRANT DATE      GRANTED      FISCAL YEAR     ($/SH)        DATE         5%
--------------------------------------------  -----------  -------------  -------------  -----------  -----------  ---------
Richard L. Schanze                                 07/96         9,500         13.33%     $   21.16     07/17/01   $  55,538
  Chairman/CEO
Arnold L. Weaver                                   07/96         8,000         11.22          21.16     07/17/01      46,768
  President
Donald E. Radde                                    07/96         7,000          9.82          21.16     07/17/01      40,922
  Executive Vice President
David W. Kolhagen                                  07/96         6,500          9.12          21.16     07/17/01      37,999
  Senior Vice President, CFO

NAME                                             10%
--------------------------------------------  ---------
Richard L. Schanze                            $ 122,724
  Chairman/CEO
Arnold L. Weaver                                103,347
  President
Donald E. Radde                                  90,428
  Executive Vice President
David W. Kolhagen                                83,969
  Senior Vice President, CFO

    The above listed stock options were granted pursuant to Pinnacle's Executive Long-Term Incentive Plan, which is administered by the Compensation Committee of the Board of Directors of Pinnacle.

PENSION PLAN

    The following table shows estimated annual benefits payable upon retirement to, and credited years of services for, each of the Named Executive Officers.

                          ANNUAL BENEFIT PER YEARS OF SERVICE
               ---------------------------------------------------------
 ANNUAL COMP      15         20         25         30      MORE THAN 30
-------------  ---------  ---------  ---------  ---------  -------------
 $   125,000   $  30,744  $  40,992  $  51,241  $  61,489    $  61,489
 $   150,000   $  37,307  $  49,742  $  62,178  $  74,614    $  74,614
 $   175,000   $  37,307  $  49,742  $  62,178  $  74,614    $  74,614
 $   200,000   $  37,307  $  49,742  $  62,178  $  74,614    $  74,614
 $   225,000   $  37,307  $  49,742  $  62,178  $  74,614    $  74,614
 $   250,000   $  37,307  $  49,742  $  62,178  $  74,614    $  74,614
 $   300,000   $  37,307  $  49,742  $  62,178  $  74,614    $  74,614
 $   400,000   $  37,307  $  49,742  $  62,178  $  74,614    $  74,614
 $   450,000   $  37,307  $  49,742  $  62,178  $  74,614    $  74,614
 $   500,000   $  37,307  $  49,742  $  62,178  $  74,614    $  74,614

    The benefits shown above are payable in a straight-life annuity and are not offset by any other benefits, including Social Security. The final average annual compensation is determined under the defined benefit plan by the average of the five highest consecutive years of annual compensation (including salary and bonus payments) during the last ten years of employment, subject to a maximum of $150,000 for all years. As of December 31, 1996, Mr. Schanze had 21 years of credited service, Mr. Weaver had 20 years of credited service, Mr. Radde had 15 years of credited service, and Mr. Kolhagen had 16 years of credited service.

EMPLOYMENT SEVERANCE COMPENSATION AGREEMENTS

    Pinnacle and Pinnacle Bank have entered into "employment severance compensation agreements" with Messrs. Schanze, Weaver, Radde and Kolhagen (each, a "key manager"). Under the terms of these agreements, each key manager's annual salary is established by the Board of Directors of Pinnacle or Pinnacle Bank, and once such salary is established it may not be reduced without the consent of such key manager unless the reduction (i) is made pursuant to a general reduction in salaries for all similarly-situated officers, and (ii) is in an amount or percentage comparable to such general reduction.

    Under the employment severance compensation agreements, in the event there is a "change of control" and a key manager's employment is terminated, the key manager is entitled to be paid an amount equal to two times his annual base salary at the date of termination and an amount equal to two times the highest bonus paid to him in any one year during the most recent five-year period. Upon the occurrence of such events, a key manager is also entitled to (i) certain life, health and other insurance benefits, reimbursement of certain expenses (including reasonable travel expenses, and reasonable office and secretarial expenses), executive car benefits, and financial counseling, all for a period of two years after such termination, and (ii) reimbursement of reasonable outplacement costs and certain legal expenses.

    For purposes of the foregoing, a "change of control" shall have occurred if:
(i) Pinnacle and/or Pinnacle Bank sells substantially all of its assets to a single purchaser or to a group of associated purchasers; (ii) at least one-half of the outstanding corporate shares of Pinnacle and/or Pinnacle Bank are sold, exchanged or otherwise disposed of, in one transaction; (iii) Pinnacle and/or Pinnacle Bank elects to terminate its business or liquidate its assets; or (iv) there is a merger or consolidation of Pinnacle and/or Pinnacle Bank in a transaction in which the stockholders of Pinnacle and/or Pinnacle Bank receive less than 50% of the outstanding voting shares of the new or continuing corporation.

OTHER COMPENSATION ARRANGEMENTS

    Under Pinnacle Bank's Deferred Compensation Plan for Executive Officers, certain highly compensated employees of Pinnacle Bank or its affiliates may be granted certain awards of deferred compensation. These awards, which must be approved by the Board of Directors of Pinnacle Bank, may be granted annually. All awards remain the property of Pinnacle Bank until paid out. Awards, together with any accrued interest thereon, are to be distributed to a participant in annual installments over a ten-year period beginning on the January 1 following the calendar year in which such participant ceases to be an employee of Pinnacle Bank or its affiliates. (In the event of a participant's death the balance of his awards will be paid in full to his estate within 90 days of the date of his death.) These accounts are credited with interest at the end of each month at 110% of the rate then being paid on certain U.S. Treasury securities.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During 1996 only John D. Fetters, Terrence A. Friedman, and John P. Cunningham, each a director of Pinnacle, served as members of the Compensation Committee of the Board of Directors of Pinnacle. No officers or employees of Pinnacle or Pinnacle Bank served as members of the Compensation Committee and no executive officer of Pinnacle served as a member of the Compensation Committee of another entity.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    The compensation policy of Pinnacle, as applicable to executive officers, is designed to assure Pinnacle's ongoing ability to attract, retain and motivate, while at the same time recognizing the contributions of those individuals upon whose judgement, efforts and results Pinnacle is largely dependent for its success and future. Pinnacle is cognizant of the fact it competes for qualified individuals at the local and regional levels and to a lesser degree, nationally. As a result, compensation for executive officers is monitored carefully.

    To assist in this process, the Compensation Committee reviews information from independent salary studies that include the financial industry and other industrial classifications.

    While Pinnacle and Pinnacle Bank establish objective annual goals in targeted areas such as asset growth, earnings, loan originations, etc. and progress toward these goals is reviewed, a specific "trigger level" is not required to be reached in each area.

    On a subjective basis, performance criteria encompass evaluation of each officer's initiative and contribution to overall corporate performance, the officer's managerial ability, the officer's leadership capacity and the officer's performance in any special projects which the officer may have undertaken. No formula was used to determine the Chief Executive Officer's, or other named executives', bonus or award of stock options. This was the fourth year stock options were awarded and the previous award schedule was taken into consideration while awarding 1996's stock options. In future years, if awards are granted, the Compensation Committee will take into consideration awards previously made to a potential recipient, the vesting schedule of such awards, and the number of awards outstanding in the aggregate to all recipients.

    In reviewing Mr. Schanze's total compensation, the primary focus of the Compensation Committee was on Pinnacle's performance in 1996, which met established goals. The Compensation Committee also considered Mr. Schanze's contributions to various non-quantifiable community improvement activities and the positive impact they have had upon Pinnacle and to various long-range initiatives impacting the future of Pinnacle, including the acquisition strategies currently in place.

    Members of the Compensation Committee:

       John D. Fetters       John P. Cunningham       Terrence A. Friedman

DIRECTOR COMPENSATION

    Each director of Pinnacle is paid an annual retainer of $2,500 plus $500 for each meeting of the Board of Directors of Pinnacle attended. Each director of Pinnacle Bank is paid an annual retainer of $7,500 plus $500 for each meeting of the Board of Directors of Pinnacle Bank attended. Members of committees of the Board of Directors of Pinnacle Bank also receive $500 for each committee meeting attended. Messrs. Schanze and Weaver have waived all fees for attending meetings of committees of the Board of Directors of Pinnacle Bank in the past and intend to continue to do so in the future.

    Pinnacle and Pinnacle Bank each maintain deferred compensation plans under which a director may elect to defer receipt of either all or 50% of directors' fees otherwise payable during a calendar year to a later calendar year. Amounts deferred are reflected as unsecured accounts payable on the books of the appropriate corporation and are subject to claims of such corporation's general creditors. These accounts are credited with interest at the end of each month at 110% of the rate being paid on U.S. Treasury Securities.

                               PERFORMANCE GRAPH

    The following graph compares the yearly percentage change in the cumulative total shareholder return on Pinnacle's Common Stock against the cumulative total return of the Standard & Poor's 500 Index and the Value Line Banks: Midwest Index for the periods shown.

            PINNACLE FINANCIAL SERVICES, INC.; STANDARD & POORS 500;
                      AND VALUE LINE BANKS: MIDWEST INDEX

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

               PINNACLE FINANCIAL
                    SERVICES           STANDARD & POOR'S 500    BANKS:MIDWEST
1991                          $100.00                 $100.00          $100.00
1992                          $182.07                 $107.79          $123.96
1993                          $335.67                 $118.66          $125.32
1994                          $222.25                 $120.55          $115.17
1995                          $266.18                 $166.78          $175.24
1996                          $361.64                 $204.32          $235.03

                             TOTAL RETURN ANALYSIS*

                                                                            DECEMBER 31,
                                                  ----------------------------------------------------------------
                                                    1991       1992       1993       1994       1995       1996
                                                  ---------  ---------  ---------  ---------  ---------  ---------
Pinnacle........................................     100.00     182.07     335.67     222.25     266.18     361.64
Standard & Poor's 500...........................     100.00     107.79     118.66     120.55     166.78     204.32
Value Line Banks: Midwest.......................     100.00     123.96     125.32     115.77     175.24     235.03

*Shows performance results through December 31, 1996 for Pinnacle Financial Services, Inc. Common Stock, Standard & Poor's 500, and Banks: Midwest assuming $100 was invested at the close of trading December 1991 and all dividends are reinvested.

Source: Value Line, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information provided by the persons indicated with respect to the beneficial ownership (as defined under applicable rules of the Commission) of shares of Pinnacle Common Stock by (i) each person known by Pinnacle who is the owner of more than 5% of the outstanding shares of Pinnacle Common Stock, (ii) each person who is a director or an executive officer of Pinnacle, and (iii) all persons who are directors or executive officers of Pinnacle as a group.

                                                                                                  PERCENTAGE OF
NAME AND ADDRESS(1)                                                    NUMBER OF SHARES(2)   BENEFICIAL OWNERSHIP(2)
---------------------------------------------------------------------  -------------------  -------------------------
Cyrus A. Ansary......................................................    1,188,954                     19.9%
John P. Cunningham...................................................          -0-                      *
Charles R. Edinger...................................................       34,072(3)                   *
John D. Fetters......................................................       31,864                      *
Terrence A. Friedman.................................................       35,288                      *
David W. Kolhagen....................................................       20,193(4)(5)                *
LeAnn Krokker........................................................        2,777(4)(6)                *
John Newcomer........................................................        2,836(4)(7)                *
Donald E. Radde......................................................       24,575(4)(8)                *
Richard L. Schanze...................................................      281,504(9)                   4.7(9)
Kay F. Varga.........................................................        8,471                      *
Arnold L. Weaver.....................................................       34,138(4)(10)               *
Alton C. Wendzel.....................................................       84,724(11)                  1.4(11)
All directors and executive officers of Pinnacle as a group (13
  persons)...........................................................      560,342(12)                  9.2(12)

------------------------

(1) Unless otherwise noted, Pinnacle believes that all persons named in the table have (i) sole voting and investment power with respect to all shares of Pinnacle Common Stock owned by them, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership of such shares. The business address of Mr. Ansary is 1725 K Street, N.W., Suite 410, Washington, D.C. 20006. The business address of all other persons named in the table is 830 Pleasant Street, St. Joseph, Michigan 48085.

(2) Number of shares and percentages with respect to beneficial ownership of Pinnacle Common Stock are based on ownership of Pinnacle Common Stock as of March 21, 1997, and have been calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act and assuming 5,977,548 shares of Pinnacle Common Stock are issued and outstanding. An asterisk indicates beneficial ownership of less than 1%.

(3) Includes 25,432 shares held jointly with spouse, 4,320 held by Mr. Edinger's spouse and 4,320 held by Mr. Edinger.

(4) All shares are held jointly with spouse.

(5) Includes 17,500 shares of Pinnacle Common Stock issuable upon exercise of options which are exercisable within 60 days.

(6) Includes 2,226 shares of Pinnacle Common Stock issuable upon exercise of options which are exercisable within 60 days.

(7) Includes 1,688 shares of Pinnacle Common Stock issuable upon exercise of options which are exercisable within 60 days.

(8) Includes 19,400 shares of Pinnacle Common Stock issuable upon exercise of options which are exercisable within 60 days.

(9) Includes 39,200 shares of Pinnacle Common Stock issuable upon exercise of options which are exercisable within 60 days.

(10) Includes 27,700 shares of Pinnacle Common Stock issuable upon exercise of options which are exercisable within 60 days.

(11) Includes 78,972 shares of Pinnacle Common Stock held jointly with his spouse and 5,752 shares of Pinnacle Common Stock held by a corporation of which Mr. Wendzel is President.

(12) Includes 105,488 shares of Pinnacle Common Stock issuable upon exercise of options which are exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The directors, officers and principal stockholders of Pinnacle and their associates may have had in the past, and expect to have in the future, transactions in the ordinary course of business with Pinnacle and its subsidiaries. Such transactions were, and are expected to be, on substantially the same terms as those prevailing at the time for comparable transactions with others.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    Exhibits:

    ITEM 601
 REGULATION S-K
    EXHIBIT
   REFERENCE
     NUMBER       EXHIBIT DESCRIPTION
----------------  ------------------------------------------------------------------------------------------------
 (3)(a)/(4)(a)    Restated Articles of Incorporation of Pinnacle Financial Services, Inc. as filed with the
                    Department of Commerce of the State of Michigan on December 6, 1996 (incorporated by reference to Exhibit (3)(a)/(4)(a) of the Registration Statement on Form S-4 of Pinnacle Financial
                    Services, Inc. (registration no. 333-19729)).

 (3)(b)/(4)(b)    By-laws of Pinnacle Financial Services, Inc. (incorporated by reference to Exhibit (3)(b)/
                    (4)(b) of the Registration Statement on Form S-2 of Pinnacle Financial Services, Inc.
                    (registration no. 33-95974)).

     (4)(c)       Specimen certificate for Pinnacle Financial Services, Inc. Common Stock (incorporated by reference to Exhibit (4)(c) of the Registration Statement on Form S-2 of Pinnacle Financial
                    Services, Inc. (registration no. 33-95974)).

    (10)(a)       Agreement and Plan of Merger dated as of November 14, 1996 by and between Pinnacle Financial
                    Services, Inc. and Indiana Federal Corporation (without exhibits) (incorporated by reference to Exhibit (2)/(10)(a) of the Registration Statement on Form S-4 of Pinnacle Financial
                    Services, Inc. (registration no. 333-19729)).

    (10)(b)       First Amendment to Agreement and Plan of Merger dated as of February 27, 1997 by and between
                    Pinnacle Financial Services, Inc. and Indiana Federal Corporation.*

    (10)(c)       Stock Option Agreement dated as of November 14, 1996 by and between Pinnacle Financial Services,
                    Inc. (as issuer) and Indiana Federal Corporation (as grantee) (incorporated by reference to
                    Exhibit (10)(b) of the Registration Statement on Form S-4 of Pinnacle Financial Services, Inc.
                    (registration no. 333-19729)).

    (10)(d)       Stock Option Agreement dated as of November 14, 1996 by and between Pinnacle Financial Services,
                    Inc. (as grantee) and Indiana Federal Corporation (as issuer) (incorporated by reference to
                    Exhibit (10)(c) of the Registration Statement on Form S-4 of Pinnacle Financial Services, Inc.
                    (registration no. 333-19729)).

    (10)(e)       Form of Agreement and Plan of Merger and Consolidation between Pinnacle Bank, a wholly-owned subsidiary of Pinnacle Financial Services, Inc., and Indiana Federal Bank for Savings, a
                    wholly-owned subsidiary of Indiana Federal Corporation (incorporated by reference to Exhibit
                    (10)(d) of the Registration Statement on Form S-4 of Pinnacle Financial Services, Inc.
                    (registration no. 333-19729)).

    (10)(f)       First Amendment to Pinnacle Financial Services, Inc. Executive Long-Term Incentive Plan
                    (incorporated by reference to Exhibit (10)(e) of the Registration Statement on Form S-4 of
                    Pinnacle Financial Services, Inc. (registration no. 333-19729)).

    (10)(g)       Employment Severance Compensation Agreement dated April 30, 1996 by and among Pinnacle Financial
                    Services, Inc., The Peoples State Bank of St. Joseph and Richard L. Schanze (incorporated by reference to Exhibit (10)(f) of the Registration Statement on Form S-4 of Pinnacle Financial
                    Services, Inc. (registration no. 333-19729)).

    ITEM 601
 REGULATION S-K
    EXHIBIT
   REFERENCE
     NUMBER       EXHIBIT DESCRIPTION
----------------  ------------------------------------------------------------------------------------------------
    (10)(h)       Employment Severance Compensation Agreement dated April 30, 1996 by and among Pinnacle Financial
                    Services, Inc., The Peoples State Bank of St. Joseph and Arnold L. Weaver (incorporated by reference to Exhibit (10)(g) of the Registration Statement on Form S-4 of Pinnacle Financial
                    Services, Inc. (registration no. 333-19729)).

    (10)(i)       Employment Severance Compensation Agreement dated April 30, 1996 by and among Pinnacle Financial
                    Services, Inc., The Peoples State Bank of St. Joseph and Donald E. Radde (incorporated by reference to Exhibit (10)(h) of the Registration Statement on Form S-4 of Pinnacle Financial
                    Services, Inc. (registration no. 333-19729)).

    (10)(j)       Employment Severance Compensation Agreement dated April 30, 1996 by and among Pinnacle Financial
                    Services, Inc., The Peoples State Bank of St. Joseph and David W. Kolhagen (incorporated by reference to Exhibit (10)(i) of the Registration Statement on Form S-4 of Pinnacle Financial
                    Services, Inc. (registration no. 333-19729)).

    (10)(k)       The Retirement Plan for the Employees of Peoples State Bank of St. Joseph, as amended
                    (incorporated by reference to Exhibit (10)(i) of the Registration Statement on Form S-2 of
                    Pinnacle Financial Services, Inc. (registration no. 33-95974)).

    (10)(l)       Peoples State Bank of St. Joseph Savings Plan, as amended (incorporated by reference to Exhibit
                    (10)(j) of the Registration Statement on Form S-2 of Pinnacle Financial Services, Inc.
                    (registration no. 33-95974)).

    (10)(m)       Form of Deferred Compensation Agreement for Directors--Pinnacle Financial Services, Inc.
                    (incorporated by reference to Exhibit (10)(k) of the Registration Statement on Form S-2 of
                    Pinnacle Financial Services, Inc. (registration no. 33-95974)).

    (10)(n)       Form of Deferred Compensation Agreement for Directors--The Peoples State Bank of St. Joseph
                    (incorporated by reference to Exhibit (10)(l) of the Registration Statement on Form S-2 of
                    Pinnacle Financial Services, Inc. (registration no. 33-95974)).

    (10)(o)       Pinnacle Financial Services, Inc. Executive Long-Term Incentive Plan (incorporated by reference to Exhibit (10)(m) of the Registration Statement on Form S-2 of Pinnacle Financial Services,
                    Inc. (registration no. 33-95974)).

    (10)(p)       Transfer Agreement dated May 4, 1995 by and between Maco Bancorp, Inc. (the predecessor-in-interest to Pinnacle Financial Services, Inc.) and Cyrus A. Ansary
                    (incorporated by reference to Exhibit (99)(a) of the Registration Statement on Form S-2 of
                    Pinnacle Financial Services, Inc. (registration no. 33-95974)).

    (10)(q)       Transfer Agreement dated as of May 4, 1995 by and between Maco Bancorp, Inc. (the predecessor-in-interest to Pinnacle Financial Services, Inc.) and Investment Services
                    International Co. (incorporated by reference to Exhibit (99)(b) of the Registration Statement on Form S-2 of Pinnacle Financial Services, Inc. (registration no. 33-95974)).

    (10)(r)       Non-Competition Agreement dated December 1, 1995 by and between Pinnacle Financial Services,
                    Inc. and Cyrus A. Ansary (incorporated by reference to Exhibit (10)(d) of the Current Report on Form 8-K of Pinnacle Financial Services, Inc. dated December 1, 1995).

    ITEM 601
 REGULATION S-K
    EXHIBIT
   REFERENCE
     NUMBER       EXHIBIT DESCRIPTION
----------------  ------------------------------------------------------------------------------------------------
    (10)(s)       Escrow Agreement dated December 1, 1995 by and among Pinnacle Financial Services, Inc., Cyrus A.
                    Ansary and NationsBank Trust, N.A. (incorporated by reference to Exhibit (10)(e) of the
                    Current Report on Form 8-K of Pinnacle Financial Services, Inc. dated December 1, 1995).

    (10)(t)       Standstill Agreement entered into by and between Pinnacle Financial Services, Inc. and Cyrus A.
                    Ansary (incorporated by reference to Exhibit (10)(f) of the Current Report on Form 8-K of
                    Pinnacle Financial Services, Inc. dated December 1, 1995).

    (10)(u)       Indemnification Agreement dated December 1, 1995 and executed and delivered by Cyrus A. Ansary in favor of Pinnacle Financial Services, Inc. (incorporated by reference to Exhibit (10)(g) of the Current Report on Form 8-K of Pinnacle Financial Services, Inc. dated December 1, 1995).

    (10)(v)       Peoples State Bank of St. Joseph (now Pinnacle Bank) Deferred Compensation Plan for Executive
                    Officers (incorporated by reference to Exhibit (10)(u) of the Registration Statement on Form
                    S-4 of Pinnacle Financial Services, Inc. (registration no. 333-19729)).

    (10)(w)       Agreement and Plan of Merger dated as of February 27, 1997 by and between Pinnacle Financial
                    Services, Inc. and CB Bancorp, Inc.*

    (10)(x)       Stock Option Agreement dated as of February 27, 1997 by and between Pinnacle Financial Services,
                    Inc. (as grantee) and CB Bancorp, Inc. (as issuer).*

      (11)        No statement re computation of per share earnings is required to be filed because the computations can be clearly determined from the materials contained herein.

      (21)        List of subsidiaries of Pinnacle Financial Services, Inc.*

      (23)        Consent of KPMG Peat Marwick LLP, independent auditors.*

      (24)        Powers of attorneys.*

      (27)        Financial Data Schedule of registrant.*

------------------------

*   Filed herewith.

    Management contracts and compensatory plans or arrangements:

    The management contracts and compensatory plans or arrangements required to be filed as exhibits and included in such list of exhibits are as follows:

(10)(f)    First Amendment to Pinnacle Financial Services, Inc. Executive Long-Term Incentive
           Plan.

(10)(g)    Employment Severance Compensation Agreement dated April 30, 1996 by and among
           Pinnacle Financial Services, Inc., The Peoples State Bank of St. Joseph and Richard
           L. Schanze.

(10)(h)    Employment Severance Compensation Agreement dated April 30, 1996 by and among
           Pinnacle Financial Services, Inc., The Peoples State Bank of St. Joseph and Arnold
           L. Weaver.

(10)(i)    Employment Severance Compensation Agreement dated April 30, 1996 by and among
           Pinnacle Financial Services, Inc., The Peoples State Bank of St. Joseph and Donald
           E. Radde.

(10)(j)    Employment Severance Compensation Agreement dated April 30, 1996 by and among
           Pinnacle Financial Services, Inc., The Peoples State Bank of St. Joseph and David
           W. Kolhagen.

(10)(k)    The Retirement Plan for the Employees of Peoples State Bank of St. Joseph, as
           amended.

(10)(l)    Peoples State Bank of St. Joseph Savings Plan, as amended.

(10)(m)    Form of Deferred Compensation Agreement for Directors--Pinnacle Financial Services,
           Inc.

(10)(n)    Form of Deferred Compensation Agreement for Directors--The Peoples State Bank of
           St. Joseph.

(10)(o)    Pinnacle Financial Services, Inc. Executive Long-Term Incentive Plan.

(10)(v)    Peoples State Bank of St. Joseph (now Pinnacle Bank) Deferred Compensation Plan for
           Executive Officers.

    Index to Financial Statements and Financial Statement Schedules:

                                                                                                              10-K
                                                                                                             REPORT
                                                                                                             PAGE(S)
                                                                                                          -------------
Financial Statements:

Report of independent auditors..........................................................................           44

Consolidated balance sheets as of December 31, 1996 and 1995............................................           45

Consolidated statements of income for each of the years ended December 31, 1996, 1995 and 1994..........           46

Consolidated statements of stockholders' equity for each of the years ended December 31, 1996, 1995 and
  1994..................................................................................................           47

Consolidated statements of cash flows for each of the years ended December 31, 1996, 1995 and 1994......           48

Notes to consolidated financial statements..............................................................           49

------------------------

    All schedules for which provision is made in Regulation S-X either (i) are not required under the related instructions or are inapplicable and, therefore, have been omitted, or (ii) the information required is included in the consolidated financial statements or the notes thereto that are a part hereof.

    Reports on Form 8-K:

    One report on Form 8-K dated November 14, 1996, was filed during the last quarter of the period covered by this report, to report under Item 5, registrant's planned merger with Indiana Federal Corporation, a Delaware corporation.

FORM 10-K
COPIES OF THE COMPANY'S PINNACLE FINANCIAL SERVICES, INC.'S
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996
AS FILED WITH SECURITIES AND EXCHANGE COMMISSION
WILL BE AVAILABLE AFTER APRIL 1, 1997, WITHOUT CHARGE, UPON WRITTEN REQUEST. ALL WRITTEN REQUESTS SHOULD BE DIRECTED TO:
JOHN A. NEWCOMER, CORPORATE AFFAIRS OFFICER,
PINNACLE FINANCIAL SERVICES, INC.,
P.O. BOX 48, ST. JOSEPH, MICHIGAN 49085
(616) 983-6311

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly cuased this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PINNACLE FINANCIAL SERVICES, INC.

Date: March 30, 1997            By:            /s/ DAVID W. KOLHAGEN
                                     -----------------------------------------
                                                 David W. Kolhagen
                                        SENIOR VICE PRESIDENT AND TREASURER
                                           (PRINCIPAL FINANCIAL OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                   TITLE                         DATE
--------------------------------------    --------------------------------------  -----------------

                  *
 ------------------------------------     Chairman and Chief Executive Officer       March 31, 1997
          Richard L. Schanze                (Principal Executive Officer)

        /s/ DAVID W. KOLHAGEN
 ------------------------------------     Senior Vice President, and Treasurer       March 31, 1997
          David W. Kolhagen                 (Principal Financial Officer)

                  *
 ------------------------------------     Director                                   March 31, 1997
          John P. Cunningham

                  *
 ------------------------------------     Director                                   March 31, 1997
          Charles R. Edinger

                  *
 ------------------------------------     Director                                   March 31, 1997
           John D. Fetters

 ------------------------------------     Director
         Terrence A. Friedman

                  *
 ------------------------------------     Director                                   March 31, 1997
          Richard L. Schanze

              SIGNATURE                                   TITLE                         DATE
--------------------------------------    --------------------------------------  -----------------

                  *
 ------------------------------------     Director                                   March 31, 1997
             Kay F. Varga

                  *
 ------------------------------------     Director, President and Chief              March 31, 1997
           Arnold L. Weaver                 Operating Officer

 ------------------------------------     Director
           Alton C. Wendzel

By:   /s/ DAVID W.
      KOLHAGEN
      -------------------------
      David W. Kolhagen, as
      attorney-in- fact for the
      persons indicated