Form 10-Q
period 1997-03-31
PINNACLE FINANCIAL SERVICES INC
filed 1997-05-14
CIK 853461

                                 UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                   Quarterly Report Pursuant to Section 13 or 15(d) of
                          the Securities Exchange Act of 1934

For the quarter ended March 31, 1997          Commission file number #0-17937


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

Indicate by check mark whether the registrant (1) has filed all reports required to be by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

The number of common shares, no par value, outstanding as of March 31, 1997 was 5,980,320.

PINNACLE FINANCIAL SERVICES, INC.

FORM 10-Q
March 31, 1997


                          TABLE OF CONTENTS                            PAGE

PART I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements

  Consolidated Balance Sheets
   March 31, 1997; March 31, 1996; December 31, 1996                    3

  Consolidated Statements of Income
   Three Months Ended March 31, 1997 and 1996                           4

  Consolidated Statements of Stockholders'  Equity
   Three Months Ended March 31, 1997 and 1996                           5

  Consolidated Statements of Cash Flows
   Three Months Ended March 31, 1997, 1996, and 1995                    6

  Notes to Consolidated Financial Statements                            7

 Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operation                               9

PART II.  OTHER INFORMATION

  Item 6.       Exhibits and Reports on Form 8-K                       27

  Signatures                                                           28

PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS


(Dollars in thousands)                                   3/31/97       3/31/96     12/31/96
                                                       (UNAUDITED)   (UNAUDITED)  (UNAUDITED)
--------------------------------------------------------------------------------------------
ASSETS:
  Cash and cash equivalents:
        Cash and due from banks                         $  25,904     $  23,229      $  30,290
        Federal funds sold                                      -             -         15,750
                                                        ---------     ---------      ---------
             Total cash and cash equivalents               25,904        23,229         46,040

  Interest-bearing deposits with financial institutions     2,016           423          3,223
  Securities available-for-sale:
        Taxable                                           392,775       313,174        350,685
        Tax -exempt                                        20,150        19,652         21,472
  Loans, net of unearned income:
        Real estate                                       270,566       272,876        276,941
        Commercial                                        216,275       171,820        210,315
        Tax -exempt                                         8,121         2,774          8,196
        Consumer                                          120,062        95,672        114,112
                                                        ---------     ---------     ----------
           Subtotal Loans                                 615,024       543,142        609,564
        Less allowance for loan losses                      5,651         5,803          5,643
                                                        ---------     ---------     ----------
        Net loans                                         609,373       537,339        603,921
  Premises and equipment, net                              12,923        12,449         12,686
  Accrued interest receivable and other assets             34,650        29,205         31,094
                                                      -----------     ---------    -----------
      Total assets                                    $ 1,097,791     $ 935,471    $ 1,069,121
                                                      -----------     ---------    -----------
                                                      -----------     ---------    -----------
LIABILITIES:
  Deposits:
        Noninterest bearing demand                     $   62,080     $  50,152    $   78,365
        Interest-bearing demand                            76,250        75,329        76,665
        Savings                                           272,663       260,180       261,997
        Time                                              346,929       330,998       344,242
                                                      -----------     ---------   -----------
            Total deposits                                757,922       716,659       761,269
  Federal Home Loan Bank advances                         180,455       104,108       159,489
  Securities sold under repurchase agreements and
     other borrowings                                      78,819        34,640        65,872
      Accrued interest payable and other liabilities        5,305         6,566         4,442
                                                      -----------     ---------   -----------
         Total liabilities                              1,022,501       861,973       991,072

STOCKHOLDERS' EQUITY:
   Common Stock; no par value; 15,000,000 shares
     authorized; 5,980,320  shares issued and
     outstanding at March 31, 1997; 5,977,548 shares
     issued and outstanding at December 31, 1996; and
     5,873,358 shares issued and outstanding at
     March 31, 1996                                        19,110        19,110        19,110
   Additional paid in capital                              44,574        43,915        44,526
   Retained earnings                                       16,354        11,803        14,789
   Net unrealized (loss) on securities
     available-for-sale                                    (4,748)       (1,330)         (376)
                                                      -----------     ---------   -----------
         Total stockholders' equity                        75,290        73,498        78,049
                                                      -----------     ---------   -----------
      Total liabilities and stockholders' equity      $ 1,097,791     $ 935,471   $ 1,069,121
                                                      -----------     ---------   -----------
                                                      -----------     ---------   -----------

PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                            ------------------
(Dollars in thousands, except per share data)                                1997        1996
----------------------------------------------------------------------------------------------
INTEREST INCOME:
    Interest and fees on loans:
        Taxable                                                          $  13,025   $  11,577
        Tax-exempt                                                             122          44
    Interest and dividends on securities:
        Available-for-sale
             Taxable                                                         6,571       4,767
             Tax-exempt                                                        273         264
    Interest on federal funds sold                                              43          90
    Interest on interest-bearing deposits with financial institutions           31         416
                                                                         ---------   ---------
        Total interest income                                               20,065      17,158

INTEREST EXPENSE:
    Interest on deposits                                                     7,747         228
    Interest on Federal Home Loan Bank advances                              2,524       7,171
    Interest on securities sold under repurchase and other borrowings          744       1,890
                                                                         ---------   ---------
        Total interest expense                                              11,015       9,289
                                                                         ---------   ---------
        Net interest income                                                  9,050       7,869
    Provision for loan losses                                                  235          80
                                                                         ---------   ---------
        Net interest income, after provision for loan losses                 8,815       7,789
                                                                         ---------   ---------

NONINTEREST INCOME:
    Service charges on deposit accounts                                        750         451
    Trust income                                                               165         144
    Securities gains and losses, net                                            59         234
    Other income                                                               917         755
                                                                         ---------   ---------
        Total noninterest income                                             1,891       1,584

NONINTEREST EXPENSES:
    Salaries and benefits                                                    2,765       2,522
    Occupancy expense                                                          611         522
    Equipment expense                                                          421         380
    FDIC insurance premiums                                                     96         219
    Other expense                                                            2,296       2,108
                                                                         ---------   ---------
        Total noninterest expenses                                           6,189       5,751
                                                                         ---------   ---------
    Income before federal income tax expense                                 4,517       3,622
    Income tax expense                                                       1,547       1,178
                                                                         ---------   ---------
        Net income                                                       $   2,970   $   2,444
                                                                         ---------   ---------
                                                                         ---------   ---------
Net income per common share                                              $    0.50   $    0.42
                                                                         ---------   ---------
                                                                         ---------   ---------
Weighted average shares outstanding                                      5,978,640   5,873,358
                                                                         ---------   ---------
                                                                         ---------   ---------
Cash dividends declared per common share                                 $    0.24   $    0.19
                                                                         ---------   ---------
                                                                         ---------   ---------

PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED STOCKHOLDERS' EQUITY SCHEDULE


                                                                                              NET UNREALIZED
                                                                                               GAINS (LOSSES)
                                                                    ADDITIONAL                 ON SECURITIES
                                                        COMMON       PAID-IN     RETAINED      AVAILABLE-FOR
(Dollars in thousands)                                   STOCK       CAPTITAL    EARNINGS            SALE          TOTAL
-------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1996                                19,110         44,174      10,475           1,137         74,896
Net income                                                   -              -       2,444               -          2,444
Common stock issuance, net of stock offering costs           -           (259)          -               -           (259)
Cash dividends declared,  $.19 per share                     -              -      (1,116)              -         (1,116)
Change in unrealized losses for securities
   available-for-sale, net of tax effect of $(1,271)         -              -           -          (2,467)        (2,467)
                                                        ------        -------     -------         -------       --------

BALANCE, MARCH 31, 1996                                 19,110         43,915      11,803          (1,330)        73,498
Net income                                                   -                      6,708               -          6,708
Common stock issuance                                        -            611           -               -            611
Cash dividends declared,  $.63 per share                     -                     (3,722)              -         (3,722)
Change in unrealized gains for securities
   available-for-sale, net of tax effect of $466             -                          -             954            954
                                                        ------        -------     -------         -------       --------

BALANCE, DECEMBER 31, 1996                              19,110         44,526      14,789            (376)        78,049
Net income                                                   -                      2,970               -          2,970
Common stock issuance                                        -             48           -               -             48
Cash dividends declared, $.235 per share                     -                     (1,405)              -         (1,405)
Change in unrealized losses for securities
  available-for-sale, net of tax effect of $(2,868)          -              -           -          (4,372)        (4,372)
                                                        ------        -------     -------         -------       --------
BALANCE, MARCH 31, 1997                                 19,110         44,574      16,354          (4,748)        75,290
                                                        ------        -------     -------         -------       --------
                                                        ------        -------     -------         -------       --------

PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      THREE MONTHS ENDED
                                                                   -----------------------

(Dollars in thousands)                                                 1997           1996
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                   $  2,970       $  2,444
      Adjustments to reconcile net income to net cash
      provided by operating activities:
            Depreciation and amortization                               646            467
            Net amortization on loans and securities                    231            440
            Provision for loan losses                                   235             80
            Deferred federal income taxes                                 -             83
            Mortgage loans originated for sale                      (22,566)       (15,221)
            Proceeds from sales of loans                             15,172         24,798
            Gain on sale of securities, net                             (59)          (234)
            Gain on sale of loans, net                                 (177)          (196)
            Increase in interest receivable and other assets         (1,027)           493
            Increase in interest payable and other liabilities          863            270
                                                                   --------         ------
           NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES       (3,712)        13,424
                                                                   --------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Net (increase) decrease in loans, excluding loan sales,
             purchases, and originated for sale                       6,423        (28,738)
      Purchases of loans                                             (4,684)        (5,834)
      Purchases of securities available-for-sale                    (70,934)       (81,750)
      Proceeds from sales of securities available-for-sale           17,443         23,045
      Proceeds from maturities and paydowns of securities
             available-for-sale                                       5,478          9,846
      Proceeds from maturities and paydowns of securities
             held-to-maturity                                             -              -
      Net increase in interest-bearing deposits with financial
             institutions                                             1,207         41,088
      Capital expenditures                                             (566)          (161)
                                                                   --------       --------
           NET CASH USED IN INVESTING ACTIVITIES                    (45,633)       (42,504)
                                                                   --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase (decrease) in deposits                            (3,347)         13,559
      Net increase in securities sold under repurchase agreements
            and other borrowings                                     33,913          11,594
      Common stock issued                                                48            (259)
      Dividends paid                                                 (1,405)         (1,116)
                                                                   --------        --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                 29,209          23,778
                                                                   --------        --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           (20,136)         (5,302)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       46,040          28,531
                                                                   --------        --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $  25,904       $  23,229
                                                                   --------        --------
                                                                   --------        --------
SUPPLEMENTAL DISCLOSURES:
      Interest paid                                               $  17,805       $   9,231
      Federal income taxes paid                                   $     100       $     870
      Loans transferred to other real estate owned                $     720       $      75
-------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Pinnacle Financial Services, Inc. (together with its subsidiary, the "Company") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instruction for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

     For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

NOTE 2: ACCOUNTING FOR IMPAIRED LOANS

     Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standard SFAS No. 114 (as amended by SFAS No. 118), "Accounting by Creditors for Impairment of a Loan".

     Impaired loans under SFAS 114 and SFAS 118 are nonaccrual loans and restructured loans. All nonaccrual loans are considered as impaired loans. Additionally, loans are considered impaired if principal and/or interest is considered at risk, even if the loan is current with all payments of principal and interest. Impaired loans follow the same criteria as other loans with valuation reserves established at the period deemed to be impaired.

     Nonperforming loans are comprised of loans which the accrual of interest has been discontinued, loans contractually past due 90 days or more as the interest and/or principal and not included in nonaccrual loans. Loans are generally placed on a nonaccrual basis when, in the opinion of management, collection of principal or interest payments is unlikely. Income on such loans is then recognized only to the extent that cash is received and where future collection of principal is probable.


NOTE 3: ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES

     The Financial Accounting Standards Board has issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which is effective, in part, for transactions occurring after December 31, 1996. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. Pinnacle adopted this statement on January 1, 1997, and it did not have a material effect on the Company's financial condition, results of operations, or liquidity.

NOTE 4: COMMITMENTS - PROPOSED ACQUISITIONS

     On November 14, 1996, Pinnacle entered into a definitive agreement with Indiana Federal Corporation ("IFC") which will add approximately $837 million in total assets. The transaction is contemplated as a merger of equals through the issuance of one share of Pinnacle Common Stock for each share of IFC Common Stock and it is anticipated to be accounted for using the pooling of interests method. The acquisition, subject to shareholder and regulatory approval is scheduled to close in the second quarter of 1997.

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

NOTE 5: PER COMMON SHARE DATA

     Earnings per share are calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are calculated using the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding Pinnacle's financial condition and results of operations for the three month period ended
March 31, 1997 and are not necessarily indicative of results to be attained for any other period. This discussion should be read in conjunction with the consolidated financial statements, results of operations and related notes and with the statistical information and financial data appearing in this report as well as the 1996 Annual Report and Form 10-K of Pinnacle Financial Services, Inc. ( the "Company" or "Pinnacle").

                           DESCRIPTION OF THE COMPANY

Pinnacle Financial Services, Inc. ("Pinnacle") is a registered bank holding company that was organized under the laws of the State of Michigan in 1986 in connection with the June 30, 1986 reorganization of Pinnacle Bank, a Michigan state banking corporation then known as "The Peoples State Bank of St. Joseph" ("Pinnacle Bank"), into a wholly-owned subsidiary of Pinnacle. Pinnacle is one of the leading full-service community-banking institutions in southwestern Michigan and northern Indiana. Pinnacle's principal executive offices are located at 830 Pleasant Street, St. Joseph, Michigan 49085, and its telephone number is (616) 983-6311.

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

Pinnacle's market, which is adjacent to metropolitan Chicago, Illinois and is bisected by Interstate 94 (the primary highway between Chicago and Detroit), currently consists of northern Indiana and southwestern Michigan, The region's location has facilitated the development of a diverse economy based primarily on manufacturing, service and agriculture. The region's proximity to Chicago and the southeastern expansion of metropolitan Chicago into Lake County, Indiana, have led to significant commercial and residential development and a strong second-home housing market. The region's popularity as a year-round recreational area also has led to tourism-driven economic growth.

Pinnacle had $1.1 billion in total assets as of March 31, 1997. Pinnacle returned 1.14% on average assets for the first quarter of 1997 as compared to 1.05% for the same period of 1996.

For the first quarter of 1997, Pinnacle's return on average equity was 15.62% as compared to 13.03% for the same period of 1996.

Pinnacle believes its success is in part attributable to a growth strategy that, since the beginning of 1995, has (i) increased assets by more than 168% (with total assets growing to $1.1 billion by March 31, 1997), and
(ii) increased net loans by more than 109.9% (with total loans growing to approximately $609.4 million at March 31, 1997). Pinnacle's loan to deposit ratio was approximately 81.1% at March 31, 1997. Pinnacle's growth has been generated internally through customer retention and cross-selling programs and externally through acquisitions. Since 1988, Pinnacle has consummated five acquisitions, two of which involved thrifts.

Through its acquisition strategy, Pinnacle seeks to diversify and expand both its market area and its asset base, and to increase its profitability.

On December 1, 1995, Pinnacle acquired all of the outstanding capital stock of Maco Bancorp, Inc., a Delaware corporation and a registered savings and loan holding company ("Maco"), for aggregate consideration of $41.9 million (the "Purchase Price"), through the merger of Maco with and into Pinnacle (the "Maco Acquisition"). The Purchase Price, which was paid to Mr. Cyrus Ansary as the sole stockholder of Maco, consisted of cash, a secured, short-term, interest bearing promissory note in the principal amount of $18.0 million (the "Acquisition Note"), and shares of Pinnacle Common Stock then valued at approximately $21.0 million. As a result of the Maco Acquisition, Pinnacle became the sole stockholder of First Federal Savings Bank of Indiana, a federal savings bank that was renamed, "Pinnacle Bank" in 1996 and was merged with and into Pinnacle Bank effective December 31, 1996, and Mr. Ansary became the largest single Pinnacle stockholder. Mr. Ansary currently holds approximately 20% of the shares of Pinnacle Common Stock outstanding. (In connection with the Maco Acquisition, Mr. Ansary and Pinnacle entered into certain agreements, including a Standstill Agreement dated as of December 1, 1995 (the "Standstill Agreement"). The Standstill Agreement obligates Mr. Ansary, through December 31, 1999 (unless it is sooner terminated) to vote all Pinnacle voting securities of which he is the beneficial owner in accordance with the written directions of Pinnacle's management.)

On November 14, 1996, Pinnacle entered into an Agreement and Plan of Merger with Indiana Federal Corporation, a Delaware corporation and a registered savings and loan holding company ("IFC"). On February 27, 1997 Pinnacle entered into an Agreement and plan of Merger with CB Bancorp, Inc., a Delaware corporation and a registered savings and loan holding company ("CB"). The agreements contemplate the merger of each of IFC and CB with and into Pinnacle, with Pinnacle being the surviving entity. These transactions are expected to qualify as "pooling of interests" for accounting and financial reporting purposes and to increase the total assets of Pinnacle by more than $1.0 billion. Consummation of these transactions is subject to shareholder and regulatory approval.

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

As a result of the Maco Acquisition, Pinnacle acquired First Insurance, Inc., an Indiana corporation engaged primarily in the sale of multi-peril homeowner s insurance to borrowers of Pinnacle Bank. On October 1, 1996, and in exchange for 99,451 shares of Pinnacle Common Stock then valued at $2.1 million, Pinnacle Bank acquired Starke's, Inc., a Michigan corporation and independent "full-line" insurance agency. On December 31, 1996, First Insurance, Inc. was merged with and into Starke's, Inc.

There can be no assurance that any further acquisitions will be made by Pinnacle or, if made, will be successful. Moreover, there can be no assurance that Pinnacle's strategy to achieve growth will be successful.

                            OVERVIEW AND FINANCIAL CONDITION

NET INCOME. For the three months ended March 31, 1997, the Company reported net income of approximately $3.0 million or $.50 per share, as compared to net income of approximately $2.4 million, or $.42 per share for the three months ended March 31, 1996, an increase in net income of 21.5% and 19.4% on a per share basis. The increase in net income was largely the result of higher levels of net interest income associated with higher levels of earning assets, as average earning assets grew by $126.3 million or 14.4% in the first quarter of 1997 as compared to the first quarter of 1996.

Presented below is an income statement analysis, expressed on a per-share basis, comparing the quarter and three months ended March 31, 1997, to the same period in 1996. A more detailed discussion and analysis of the major factors outlined below is provided in following sections of this report.

                                                                    QUARTER
                                                                    -------

Net income per-share - Period ended March 31, 1996                   $ .42

Pre-tax increase (decrease) in 1997, as compared to 1996
  resulting from changes in:
    Net interest income (taxable equivalent)                           .20
    Provision for loan losses                                         (.03)
    Noninterest income                                                 .05
    Noninterest expense                                               (.08)
                                                                     -----
       Pre-tax increase                                                .14

    Income tax expense                                                (.06)
                                                                      ----
Net income per share - Period ended March 31, 1997                   $ .50
                                                                      ----
                                                                      ----

BALANCE SHEET. Average earning assets equaled 94.3% of total average assets for the first quarter 1997 and 94.1% for the same period in 1996. The following table summarizes the components of Pinnacle's total assets, total loans, total deposits and stockholders' equity for the time periods indicated.

                           OVERVIEW AND FINANCIAL HIGHLIGHTS


                                                       At March 31,
                                                 1997           1996
                                               ---------        -------
                                                (Dollars in thousands)
Total assets                                   $1,097,791       $935,471
Loans, net                                        609,373        537,339
Deposits                                          757,922        716,659
Stockholders' equity                               75,290         73,498


Pinnacle has experienced significant loan growth since March 31, 1996.
Loans, net, at March 31, 1997 were approximately $609.4 million, which was $72.1 million greater than loans, net, at March 31, 1996 of $537.4 million. Pinnacle has placed great emphasis on commercial and consumer lending in the new Indiana markets entered through its Maco acquisition in December of 1995. Commercial and tax exempt loans grew $49.8 million to $224,4 million at March 31, 1997 or 28.5% over the March 31, 1996 total of $174.6 million. Consumer loans, primarily home equity loans were $120.1 million at March 31, 1997, an increase of $24.4 million or 25.6% higher than the March 31, 1996 total of $95.7 million. Real estate loans remained flat at March 31, 1997 and totaled $270.6 million as compared to $272.9 million at March 31, 1996.

Total assets at March 31, 1997 were $1.1 billion, or 17.4% greater than the total assets of $935.5 million at March 31, 1996. The growth was primarily the result of strong loan demand which was funded by good deposit growth and increases in Federal Home Loan Bank advances and securities sold under repurchase agreements and other borrowings.

Total deposits at March 31, 1997 were $757.9 million as compared to $716.7 million for March 31, 1996, an increase of 5.7%. The growth in deposits was obtained in noninterest bearing demand deposits which increased $11.9 million or 23.7%, savings deposits increased $12.5 million or 4.8% and time deposits which increased $15.9 million or 4.8%.

Federal Home Loan Bank advances, securities sold under repurchase agreements and other borrowings were approximately $259.3 million at March 31, 1997, an increase of $120.6 million or 87.0% from March 31, 1996 levels of $138.7 million. The increase was used primarily to fund strong loan growth and to match fund specific investment security purchases with similar adjustable rate features and maturities.

Stockholders' equity was approximately $75.3 million at March 31, 1997, as compared to $73.5 million at March 31, 1996. The increase was primarily through net income offset by dividends paid while net unrealized losses on securities available-for-sale increased from an unrealized loss of $1.3 million at March 31, 1996 to an unrealized loss of $4.7 million at March 31, 1997.

Pinnacle follows two key financial performance measures. Pinnacle's return on average equity measures how profitably the stockholders invested capital has been deployed. Pinnacle's return on average equity was 15.62% for the first quarter of 1997 compared to 13.03% for the first quarter of 1996. Return on average assets measures how profitably the total assets of Pinnacle are invested. Return on average assets was 1.14% for the first quarter of 1997 compared to 1.05% for the first quarter of 1996.

The Company recognizes the importance of maximizing the use of capital to provide improved returns to our stockholders. This has been accomplished in the past by way of growth through acquisition of other financial institutions. While it is management s intention to seize upon favorable opportunities which may arise with respect to community banks or other financial institutions in the future, at the present time there are no ongoing negotiations for any acquisitions.

Pinnacle's most recent acquisitions occurred on December 1, 1995 when the Company acquired Maco Bancorp and its subsidiaries of First Federal Savings Bank of Indiana, Brookview Real Estate, and First Insurance, Inc., headquartered in Merrillville, Indiana and October 1, 1996 with the acquisition of Starke's. Inc., a Michigan corporation and an independent "full-line" insurance agency. In addition, two acquisitions are pending. On November 14, 1996, Pinnacle entered into an Agreement and Plan of Merger with Indiana Federal Corporation ("IFC"), a Delaware corporation and a registered savings and loan holding company. On February 27, 1997, Pinnacle entered into an Agreement and Plan of Merger with CB Bancorp, Inc., a Delaware corporation and a registered savings and loan holding company ("CB"). The agreements contemplate the merger of each of IFC and CB with and into Pinnacle with Pinnacle being the surviving entity and is expected to close in the second quarter.

                              RESULTS OF OPERATIONS

NET INCOME. Net income for the three months ended March 31, 1997 was approximately $3.0 million, a 21.5% increase as compared to net income of $2.4 million for the same period in 1996. This increase was largely the result of higher levels of net interest income associated with higher levels of earning assets.

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

The following table sets forth certain information with respect to Pinnacle's consolidated net interest income for the three months ended March 31, 1997, 1996 and 1995.

                     SUMMARY OF CONSOLIDATED NET INTEREST INCOME

----------------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31,                    1997                         1996                           1995
----------------------------------------------------------------------------------------------------------------------------
                                    Average             Average   Average             Average    Average            Average
(Dollars in thousands)              Balance   Interest    Rate    Balance   Interest    Rate     Balance   Interest   Rate
------------------------------------------------------------------------------------------------------------------------------
ASSETS                                    -
  Federal funds sold              $    3,244  $    43      5.38%  $  6,858    $  90     5.28%    $  1,169     $  17    5.85%
  Interest-bearing deposits
      with financial institutions      3,198       31      3.93%    29,298      416     5.71%       1,144        15    5.27%
  U.S. Treasury and
      goverment agencies             272,916    4,988      7.41%   178,670    2,952     6.65%      56,450       920    6.55%
  Other securities  (2)              114,146    1,975      7.02%   136,157    2,194     6.48%      47,423       780    6.62%
  Loans (1) (2)                      608,045   13,201      8.80%   524,245   11,641     8.93%     295,910     6,731    9.15%
                                    ----------------------------------------------------------------------------------------
    Total interest-earning assets  1,001,549   20,238      8.19%   875,228   17,293     7.95%     402,096     8,463    8.47%
                                    ----------------------------------------------------------------------------------------
  Cash and due from banks             22,647                        20,416                         12,801
  Premises and equipment, net         12,846                        12,581                          6,984
  Allowance for loan losses           (5,629)                       (5,849)                        (5,009)
  Other assets                        30,663                        27,857                         10,033
                                  -------------------------------------------------------------------------------------------
     Total assets                  $1,062,076  $20,238             $930,233  $17,293              $426,905    $8,463
                                  -------------------------------------------------------------------------------------------
                                  -------------------------------------------------------------------------------------------
LIABILITIES
  Interest-bearing demand          $  75,992   $  363      1.94%  $ 75,711  $   397     2.11%    $ 44,836   $   212    1.90%
  Savings and money
      market accounts                269,610    2,511      3.78%   257,923    2,370     3.70%     134,132     1,355    4.06%
  Time deposits of
      $100,000 or more                66,198      918      5.62%    44,783      632     5.68%      21,778       299    5.52%
  Other time deposits                285,288    3,955      5.62%   283,217    4,000     5.68%     115,646     1,448    5.04%
                                   ------------------------------------------------------------------------------------------
    Total interest-bearing deposits  697,088    7,747      4.51%   661,634    7,399     4.50%     316,392     3,314    4.21%
                                   ------------------------------------------------------------------------------------------
  Federal Home Loan Bank advances    173,404    2,524      5.90%   102,486    1,470     5.77%      16,000       214    5.38%
  Federal funds purchased and
   and securities sold                58,605      744      5.15%    36,748      420     4.60%      19,465       332    6.86%
     Total interest-bearing
       liabilities                   929,097   11,015      4.81%   800,868    9,289     4.66%     351,857     3,860    4.41%
                                   ------------------------------------------------------------------------------------------
  Noninterest-bearing deposits        51,245                        47,842                         36,770
  Other liabilities                    4,432                         6,315                          2,733
                                   ------------------------------------------------------------------------------------------
     Total liabilities               984,774                       855,025                        391,360
  Stockholders' equity                77,302                        75,208                         35,545
                                   ------------------------------------------------------------------------------------------
     Total liabilities and                                                                       $426,905
       stockholders' equity       $1,062,076                     $ 930,233                       $426,905
                                   ------------------------------------------------------------------------------------------
                                   ------------------------------------------------------------------------------------------
     Net interest income                       $  9,223                      $ 8,004                          $4,603
                                   ------------------------------------------------------------------------------------------
                                   ------------------------------------------------------------------------------------------
     Net interest rate margin (3)                           3.73%                        3.68%                          4.60%
                                   ------------------------------------------------------------------------------------------
                                   ------------------------------------------------------------------------------------------

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


                                              RATE/VOLUME ANALYSIS
----------------------------------------------------------------------------------------------------------
                                              1997/1996                       1996/1995
                                      Change in Interest Due to:        Change in Interest Due to:
----------------------------------------------------------------------------------------------------------
                                                     Rate &    Net                      Rate &     Net
(Dollars in thousands)              Volume    Rate    Volume   Change   Volume   Rate    Volume   Change
----------------------------------------------------------------------------------------------------------
ASSETS
    Federal funds sold              $  (191)  $   7   $   137  $  (47)   $   333  $  (7)  $  (253)  $   73
    Interest-bearing deposits
       with financial institutions   (1,491)   (521)    1,627    (385)     1,485      5    (1,089)     401
    U.S. Treasury and
        goverment agencies            6,263   1,371    (5,598)  2,036      8,011     51    (6,030)   2,032
    Other securities (1)             (1,427)    730       478    (219)     5,870    (64)   (4,392)   1,414
    Loans (1)                         7,484    (661)   (5,263)  1,560     20,890   (644)  (15,336)   4,910
                                    -----------------------------------------------------------------------
         Total interest-earning
           assets                   $10,638  $  926   $(8,619) $2,945    $36,589  $(659)  $(27,100) $8,830
                                    -----------------------------------------------------------------------
                                    -----------------------------------------------------------------------

LIABILITIES
    Interest-bearing demand         $    6   $ (130)  $    90  $  (34)   $  587   $   93  $  (495)  $  185
    Savings and money market
      accounts                         432      210      (501)    141     5,030     (493)  (3,522)   1,015
    Time deposits of $100,000
      or more                        1,216      (23)     (907)    286     1,270       34     (971)     333
    Other time deposits                118     (165)        2     (45)    8,439      745   (6,632)   2,552
                                    -----------------------------------------------------------------------
         Total interest-bearing
           deposits                  1,772     (108)   (1,316)    348    15,326      379  (11,620)   4,085
                                    -----------------------------------------------------------------------
    Federal Home Loan Bank
       advances                      4,091      138    (3,175)  1,054     4,652       62   (3,458)   1,256
    Federal funds purchased and      1,005      203      (884)    324     1,186     (441)    (657)      88
        securities sold              1,005      203      (884)    324     1,186     (441)    (657)      88
                                    -----------------------------------------------------------------------
         Total interest-bearing
           liabilities              $6,868   $  233  $ (5,375) $1,726   $21,164   $    -  $(15,735) $5,429
                                    -----------------------------------------------------------------------
                                    -----------------------------------------------------------------------
          Net interest income       $3,770   $  693   $(3,244) $1,219   $15,425   $ (659) $(11,365) $3,401
                                    -----------------------------------------------------------------------
                                    -----------------------------------------------------------------------
(1)  Income from state and political subdivisions securities and loans are stated on a tax equivalent basis.


Net interest income on tax-equivalent basis was approximately $9.2 million for the first quarter of 1997 as compared to $8.0 million for the first quarter of 1996. The increase of 15% was due primarily to the increase in average earning assets which grew $126.3 million or 14.4% at March 31, 1997 as compared to March 31, 1996. In addition, the net interest margin increased slightly to 3.73% for the three months ended March 31, 1997 as compared to 3.68% for the same period of 1996. Higher yields associated with the increase in loans and higher yields on investments increased the yields on interest earning assets by .24% to 8.19% for the first quarter of 1997 as compared to 7.95% for the first quarter of 1996 while the cost of funds increased only .15% to 4.81% in the first quarter of 1997 as compared to 4.66% in the first quarter of 1996.

    NONINTEREST INCOME. The following table reflects various components of noninterest income for each time period reported.

                              NONINTEREST INCOME

                                          Three Months Ended March 31,
                                              1997            1996
                                           -----------     -----------
                                              (Dollars in thousands)
Service charges on deposit accounts        $    750          $    451
Trust fees                                      165               144
Investment services fees                         52                60
Merchant and loan service fees                  247               216
Recoveries on distressed assets                 150                28
Gain (loss) on sale of loans, net               177               192
Investment securities gains, net                 59               234
Other income                                    291               259
                                           -----------     -----------
     Total noninterest income              $  1,891          $  1,584
                                           -----------     -----------
                                           -----------     -----------

Noninterest income for the three months ended March 31, 1997 was approximately $1.9 million as compared to $1.6 million for the same period in 1996. Service charges on deposit accounts increased $299,000 or 66.3% as fee based deposit accounts were introduced in the Company's Indiana market including a new line of checking accounts. Recoveries on distressed assets increased from $28,000 for the first quarter ended March 31,1996 to $150,000 for the same period in 1997 while investment securities gains, net, decreased from $234,000 in 1996 to $59,000 for the first quarter of 1997, a decrease of $175,000.

NONINTEREST EXPENSE. The following table presents the major components of noninterest expense for each period reported.

                              NONINTEREST EXPENSE

                                          Three Months Ended March 31,
                                              1997            1996
                                           -----------     -----------
                                              (Dollars in thousands)
Salaries                                     $  2,177        $  1,980
Benefits                                          588             542
                                           -----------     -----------
     Total salaries and benefits                2,765           2,522
Occupancy expense                                 611             522
Equipment expense                                 421             380
Postage and delivery                              179             157
Supplies                                          260             193
Marketing and promotion                           292             224
Professional services                             273             113
FDIC insurance                                     96             219
Amortization of intangibles                       317             340
Other expense                                     975           1,081
                                           -----------     -----------
     Total noninterest expense               $  6,189        $  5,751
                                           -----------     -----------

Noninterest expense for the three months ended March 31, 1997 was $6.2 million as compared to $5.8 million for the same period in 1996. Total salaries and benefits increased $243,000 or 9.6 % to $2.8 million for the three months ended March 31, 1997 as compared to the same period for 1996. Occupancy expense increased $89,000 for the first quarter of 1997 or 17.0% as a new short term lease was written in Indiana at a higher cost and additional space was leased in the Michigan corporate offices. Marketing costs also increased $68,000 for the three months ended March 31, 1997 or 30.4% primarily related to the introduction of the new line of checking accounts in the Indiana market. Professional services expenses increased $160,000 in first quarter of 1997 or 141.6% as the company incurred costs associated with a consulting firm to assist in the implementation of an organizational structure to meet the demands of a larger institution after the two pending mergers as well as to eliminate inefficient processes and procedures. FDIC insurance expense decreased $123,000 for the first quarter of 1997 or 56.2% as compared to the same period in 1996 as the improvement in the fund balances in the Savings Association Insurance Fund was fully capitalized in 1996 which allowed it to reduce assessments.

INCOME TAXES. Income taxes were approximately $1.5 million for the three months ended March 31, 1997 and approximately $1.2 million for the same period in 1996. The increase was the result of higher levels of earnings. The effective tax rate was 34.2% for the first quarter of 1997 as compared to 32.5% for the same period in 1997 as the higher level of earnings increased the marginal tax rate from 34% to 35% for 1997.

                       ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS. Average earning assets equaled 94.3% of total average assets for the first quarter ended March 31, 1997 as compared to 94.1% of total average assets during the same period in 1996. Generally, the higher earning assets are to total assets, the greater the contribution of Pinnacle's net interest margin to profitability.

Average loans outstanding for the first quarter of 1997 were $608.0 million as compared to $524.2 million for the same period in 1996, an increase of $83.8 million or 16.0%. The growth was primarily in commercial loans and consumer home equity loans as greater emphasis and management was placed on this type of lending in the new Indiana market entered in 1995.

Average investment securities, interest-bearing deposits with financial institutions and fed funds sold were $393.5 million for the first quarter of 1997 as compared to $351.0 million for the same period in 1996, an increase of $42.5 million or 12.1% as the company increased the level of adjustable rate securities that were matched with short-term FHLB advances.

LIQUIDITY AND FUNDING. Liquidity is the ability to satisfy demands for extensions of credit, deposit withdrawals, and other customer and operational needs. Traditional sources of liquidity include asset maturities and core deposit growth. Pinnacle maintains a portion of its assets in liquid form to meet anticipated withdrawal requirements and loan demand from customers. At March 31, 1997, cash and due from banks, federal funds sold, and money market instruments equaled approximately $27.9 million. Additional liquidity, is provided by the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank of Indianapolis. As of March 31, 1997, Pinnacle had borrowed $180.5 million from the Federal Home Loan Bank of Indianapolis to match longer term loans and specific securities with matching maturities and repricing features.

Pinnacle identified investment securities totaling approximately $412.9 million and $332.8 million, respectively, as being available-for-sale at March 31, 1997 and March 31, 1996, respectively, which consequently is available to meet liquidity needs of Pinnacle.

Proceeds from the sales of securities available-for-sale amounted to $17.4 million in the first quarter of 1997 and $ 23.0 million in the same period of 1996, with resulting net gains of $59,000 and $234,000, respectively. At March 31, 1997, net unrealized losses in Pinnacle's total security portfolio amounted to $4.7 million and $1.3 million at March 31, 1996.

The focus of liquidity management at Pinnacle is to satisfy general operating expenses, to service existing debt, and to take advantage of investment opportunities which Pinnacle's management believes will result in an improved return to stockholders. As Pinnacle is a legal entity separate and distinct from its bank subsidiary, substantially all of Pinnacle's revenue results from dividends paid to it by Pinnacle Bank and from earnings on investments. Dividends paid to Pinnacle by Pinnacle Bank amounted to $1.4 million for the first quarter of 1997 and $1.2 million for the first quarter of 1996. Under current regulations, the amount of dividends that Pinnacle Bank can declare in 1997 is limited to its 1997 net profits (as defined in the Federal Reserve
Act) plus retained profits for 1996 and 1995, unless regulatory approval is obtained.

SHORT-TERM BORROWINGS. The following table shows short-term borrowings and average interest rates for each time period reported.

                            SHORT-TERM BORROWINGS

                                          For the Three Months Ended March 31,
                                              1997        1996       1995
                                          ------------------------------------
                                                  (Dollars in thousands)
FEDERAL FUNDS PURCHASED:
   Balance at end of period                $  8,000     $  8,450    $  9,500
   Weighted average interest rate at
      end of quarter                           7.22%        5.97%       6.84%
   Maximum amount outstanding (1)          $  18,575    $  8,450    $ 10,400
   Average amount outstanding              $  12,786    $  2,413    $  3,924
   Weighted average interest rate
      during quarter                            5.85%       5.67%       6.19%

SECURITIES SOLD UNDER REPURCHASE
     AGREEMENTS:
   Balance at end of period                $  70,819   $  24,286    $ 20,791
   Weighted average interest rate at
      end of quarter                            5.27%       3.89%       4.78%
   Maximum amount outstanding (1)          $  81,581   $  25,092    $ 24,209
   Average amount outstanding              $  45,819   $  19,698    $ 19,641
   Weighted average interest rate
      during quarter                            4.95%       3.64%       4.87%

------------------
(1)  Based on amount outstanding at month end during quarter


Federal Home Loan Bank advances, securities sold under repurchase agreements and other borrowings increased $120.6 million, or 87.0%, to approximately $259.3 million at March 31, 1997. The increase was primarily used to match specific adjustable rate security purchases of approximately $40 million and to match fund approximately $30 million in longer term 15 year home equity loans.

                                ASSET QUALITY

ALLOWANCE FOR LOAN LOSSES. The following table summarizes the loan loss experience and provides a breakdown of the allowance for loan losses during the quarters ended March 31, 1997 and 1996.

                             LOAN LOSS ANALYSIS TABLE

(Dollars in thousands)                        1997         1996
--------------------------------------------------------------------
Loans Outstanding at end of period,
   net of unearned discount                $  615,024   $  543,142
                                       -----------------------------
                                       -----------------------------

Average loans for the period               $  608,045    $ 524,245
                                       -----------------------------
                                       -----------------------------

Allowance for loans losses,
   beginning of period                       $  5,643     $  5,852
                                       -----------------------------
Charge-offs for period:
     Commercial loans                              40           40
     Real Estate loans                              -           23
     Consumer loans                               234          158
                                       -----------------------------
          Total charge-offs                       274          221
                                       -----------------------------

Recoveries for period:
     Commercial loans                               -           52
     Real Estate loans                              8            4
     Consumer loans                                39           36
                                       -----------------------------
          Total recoveries                         47           92
                                       -----------------------------
Net charge-offs for the period                    227          129
                                       -----------------------------
Allowance recorded for
  acquired loans                                    -            -
Provision for loan losses                         235           80
                                       -----------------------------
Allowance for loan losses,
  end of period                              $  5,651     $  5,803
                                       -----------------------------
                                       -----------------------------
Ratio of net charge-offs during the
  period to average loans
  outstanding                                    0.04%        0.02%
                                       -----------------------------
                                       -----------------------------
Allocation of allowance for
  loan losses:
     Commercial loans                        $  3,050     $  3,181
     Real Estate loans                          1,354        1,456
     Consumer loans                             1,247        1,166
                                       -----------------------------
          Total allowance for
             loan losses                     $  5,651     $  5,803
                                       -----------------------------
                                       -----------------------------
Percentage of loans to total
   gross loans:
     Commercial loans                              35%          32%
     Real Estate loans                             44           50
     Consumer loans                                20           18
     Economic development bonds and
       other tax exempt loans                       1            1
                                       -----------------------------
          Total                                   100%         100%
                                       -----------------------------
                                       -----------------------------

For the three months ended March 31, 1997, the provision for loan losses totaled $235,000 as compared to $80,000 for the same period in 1996. The increase was attributable mainly to loan growth and an increase in net charge-offs primarily in consumer loans and lower levels of recoveries in real estate loans of $98,000 in the first quarter as compared to the first quarter of 1996. Pinnacle management believes the increase in provision for loan losses is primarily from the lending emphasis changing to commercial and home equity lending which generally carry higher reserve provisions and not to any general decline in credit quality.

The allowance for loan losses totaled approximately $5.7 million at March 31, 1997 as compared to approximately $ 5.8 million at March 31, 1996 and the allowance as a percentage of total loans was .92% and 1.07% respectively, for such dates indicated. The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the above categories of loans at the dates indicated. The allowance is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loss experience, the composition of the loan portfolio, and management's evaluation of the collectability of specific loans.

NONPERFORMING ASSETS

Nonperforming assets include nonaccruing loans, restructured loans, contractually past due 90 days or more but still accruing loans, and other real estate owned. The following table presents detailed information concerning nonperforming assets at March 31, 1996, and December 31, 1995.

                                            March 31,  December 31,
Dollars in thousands                          1997         1996
--------------------------------------------------------------------
 Nonperforming assets (a):
     Nonaccruing loans:
       Real Estate                            $  338       $  293
       Commercial                              1,506          388
       Other                                      93           80
--------------------------------------------------------------------
         Total nonaccruing loans               1,937          761

 Contractually past due but still
   accruing loans (a)
     Real Estate                               1,709        1,849
     Commercial                                1,731        1,773
     Other                                       404          294
--------------------------------------------------------------------
       Total contractually past due but
         still accruing loans (a)              3,844        3,916

 Restructured loans                              182          227
--------------------------------------------------------------------
      Total nonperforming loans                5,963        4,904

 Other real estate owned                       1,676        1,698
--------------------------------------------------------------------
      Total nonperforming assets               7,639        6,602
--------------------------------------------------------------------
 Nonperforming loans/loans                      0.97%        0.80%
 Nonperforming assets/loans and
    other real estate owned                     1.24%        1.08%
 Reserve for possible loan
    losses/nonperforming loans                 94.77%      115.07%
 Reserve for possible loan
    losses/nonperforming assets                73.98%       85.47%
--------------------------------------------------------------------
(a)  Accruing loans past due 90 days or more.

The increase in total nonperforming loans from December 31, 1996 to March 31, 1997 is primarily due to an increase in commercial nonaccruing loans of $1.1 million.

Management's determination regarding the accrual of interest on loans that were 90 days or more past due but still accruing is based on the availability and sufficiency of collateral and the status of collection efforts. In the present lending environment, certain of such loans could become nonperforming assets and/or result in charge-offs in the future.

Management continues to focus on asset quality and its potential impact on the provision and the reserve for possible loan losses. The Company believes that it has responded appropriately to the current economic environment, and is prepared to forego transactions which do not meet it quality standards.

Effective January 1, 1995, the Company adopted the Financial Accounting Standard Board's Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan and SFAS 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures". A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due. Under SFAS 114 and SFAS 118, "impaired" loans must be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent. SFAS 114 and SFAS 118 do not apply to certain groups of small-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, or debt securities. Prior to January 1, 1995, the Company's impaired loans were described as, and included in, nonaccrual loans. The adoption of the Statements had no effect on the Company's nonperforming assets or financial statements.

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

As of March 31, 1997, under SFAS 114 and SFAS 118, the Company's impaired loans totaled $861,000 (of which $346,000 were on a nonaccrual basis). The related allowance for loan loss on these impaired loans at March 31, 1997, was $387,000. The Company's impaired loans averaged $828,000 for the three months ended March 31, 1997. Interest income of approximately $13,000 was recognized, all of which was on a cash basis, on impaired loans for the three months ended March 31, 1997. Charge-offs of approximately $26,000 were recognized on impaired loans during the three months ended March 31, 1997.

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

Net charge-offs were $227,000 in the first quarter of 1997, compared to $129,000 in the first quarter of 1996. In the first quarter of 1997 and 1996, respectively, net charge-offs included $40,000 and -$12,000
(recoveries) related to commercial borrowers, $195,000 and $122,000 in consumer credits and -$8,000 (recoveries) and $19,000 in real estate credits.

POTENTIAL PROBLEM LOANS. In addition to the loans classified as nonaccrual or greater than 90 days delinquent and still accruing interest, there were other loans of approximately $11.2 million and $9.8 million at March 31, 1997 and 1996, respectively, where management is closely following the borrower's ability to continue to comply with loan payment terms. Current conditions do not warrant classification as nonperforming, nor is any principal loss on these loans considered likely at this time.

FOREIGN LOANS. The Company's loans outstanding to borrowers in foreign countries as of March 31, 1997 and 1996 did not exceed 1% of its total assets.

LOAN CONCENTRATIONS. As of March 31, 1997, there were no concentrations of loans to individual borrowers that exceed 10% of total loans.

                                   CAPITAL

CAPITAL COMPONENTS. The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established a capital-based supervisory system of prompt corrective action for all depository institutions. The bank regulatory agencies implementing rule under FDICIA defines "well-capitalized" institutions (the highest possible rating) as those whose capital ratios equal or exceed all the following: Tier I Risk-Based Ratio, 6.00%, Total Risk-Based Ratio, 10.00% and Tier I leverage Ratio, 5.00%. At March 31, 1997 and March 31, 1996, the Company and its subsidiary reported capital ratios in excess of these well capitalized standards.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table.


                                                                              To Be Well
                                                                           Capitalized Under
                                                         For Capital       Prompt Corrective
                                          Actual      Adequacy Purposes     Action Provisions
                                     -------- -------  -------- -------    ------------------
                                      Amount   Ratio   Amount    Ratio        Amount   Ratio
AS OF MARCH 31, 1997
Total Capital (to Risk
  Weighted Assets):
    Consolidated                     $ 73,399  13.49% $ 43,543   8.00%       $54,429   10.00%
    Pinnacle Bank                      70,329  12.68    44,370   8.00         55,463   10.00

TIER I CAPITAL (TO RISK
  WEIGHTED ASSETS):
    Consolidated                     $ 67,748  12.45% $ 21,772   4.00%       $32,658    6.00%
    Pinnacle Bank                      64,678  11.66    22,185   4.00         33,278    6.00
TIER I CAPITAL (TO AVERAGE ASSETS):
    Consolidated                     $ 67,748   6.44% $ 42,095   4.00%       $52,619    5.00%
    Pinnacle Bank                      64,678   6.29    41,114   4.00         51,393    5.00



On December 31, 1995, Pinnacle adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting of Certain
Investments in Debt and Equity Securities.   The unrealized holding gains and
losses, net of related tax effect, on available-for-sale securities are reportable as a separate component of stockholders equity until realized. However, for determining risk-based capital ratios, only unrealized holding losses on equity securities are considered as a component of qualifying capital.

INTEREST RATE SENSITIVITY. Interest rate sensitivity is measured by analyzing the maturity and timing of interest rate changes on assets and liabilities. the "gap" is the amount by which interest-sensitive assets exceed interest-sensitive liabilities for any given period. In periods of increasing interest rates, a positive gap will generally result in increased net interest income; conversely, a negative gap will result in decreased net interest income in such periods. In periods of decreasing interest rates, a positive gap will result in decreased net interest income, and a negative gap will result in increased net interest income.

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

Pinnacle is managing its current negative gap position by emphasizing variable rate loans, investing in short-term securities, and encouraging longer term deposit products through pricing strategies. The following table sets forth management's estimate of the projected maturities and/or repricing of Pinnacle's assets an liabilities as of March 31, 1997. In preparing the table, management of Pinnacle has assumed that loans prepay to varying degrees based on type, maturity and rate. Certificates of deposit have been entered into the analysis based on contractual maturity.

                                        INTEREST RATE SENSITIVITY/GAP ANALYSIS


MARCH 31, 1997                                INTEREST RATE SENSITIVITY PERIOD
------------------------------------------------------------------------------------------------------
                                     0 - 3      4 - 6      7 - 9     10 - 12     Over 1
(Dollars in thousands)               MONTHS     MONTHS     MONTHS     MONTHS       YEAR      TOTAL
------------------------------------------------------------------------------------------------------

ASSETS:
  Interest-bearing deposits
     with financial institutions   $  2,016    $     -     $      -   $      -    $      -    $   2,016
  Securities available for sale     173,827       6,692      10,066     10,928     211,412       412,925
  Loans                             175,185      41,369      32,147     29,762     336,561       615,024
  Nonearning assets                       -           -           -          -           -        67,826
                                  ----------------------------------------------------------------------
      Total Assets                $351,028    $ 48,061    $ 42,213    $ 40,690    $547,973    $1,097,791
                                  ----------------------------------------------------------------------
                                  ----------------------------------------------------------------------
FUNDING SOURCES:
  Interest-bearing demand          $ 66,442   $       -   $        -   $      -    $  9,808    $   76,250
  Savings and time deposits         283,585      76,082       38,518     20,957     200,450       619,592
  Federal Home Loan Bank
     advances                        32,500      40,500            -     33,900      73,555       180,455
  Other borrowings                   48,408      19,095            -     11,316           -        78,819
  Noninterest bearing sources             -           -            -          -           -       142,675
                                  ----------------------------------------------------------------------
      Total funding sources       $ 430,935   $ 135,677   $   38,518   $ 66,173    $283,813    $1,097,791
                                  ----------------------------------------------------------------------
                                  ----------------------------------------------------------------------

REPRICING/MATURITY GAP
  Period                          $ (79,907)   $ (87,616)  $    3,695    $ (25,483)   $264,160
  Cumulative                      $ (79,907)   $(167,523)  $ (163,828)   $(189,311)   $ 74,849
Cumulative rate sensitivity
 assets/Cumulative rate
 sensitivity funding sources          81.46%       70.43%       72.93%       71.80%     107.84%
                                  ----------------------------------------------------------------------


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

                      IMPACT OF NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No.
128). SFAS No. 128 supersedes APB Opinion 15, "Earnings Per Share," and specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS No. 128 was issued to simplify the computations of EPS and to make the U.S. standard more compatible with the EPS standards of the International Accounting Standards Committee. It replaces the presentation of primary and fully-diluted EPS with a presentation of basic and diluted EPS, respectively. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully-diluted EPS under APB 15.

SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and is not expected to have a material impact on the Company.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129). SFAS No. 129 provides required disclosures for the capital structure of both public and nonpublic companies and is effective for financial statements for periods ending after December 15, 1997. The required disclosures had been included in a number of separate statements and opinions. As such, the issuance of SFAS No. 129 is not expected to require significant revision of prior disclosures.

PART II.  OTHER INFORMATION

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

        a.   Exhibits

             Exhibit 27 - Financial Data Schedule

        b.   Reports on Form 8-K

             The Company filed one Current Report on Form 8-K during the quarterly period ended March 31, 1997. The report, which was dated March 3, 1997, disclosed under Item 5 the Company's proposed merger with CB Bancorp, Inc.

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Pinnacle Financial Services, Inc.



Date May __, 1997                      ---------------------------------------
                                       Name:  David W. Kolhagen
                                       Its:   Treasurer and Chief
                                              Financial Officer
                                              (Chief Accounting Officer)