Form 10-Q/A
period 1997-03-31
PINNACLE FINANCIAL SERVICES INC
filed 1997-05-29
CIK 853461

                                 UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q/A
                               (Amendment No. 1)

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 130 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997

                           OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to _________________

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

As of March 31, 1997 the number of shares of the registrant's common stock, no par value per share, outstanding was 5,980,320.

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

PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                            ------------------
(Dollars in thousands, except per share data)                                1997        1996
----------------------------------------------------------------------------------------------
INTEREST INCOME:
    Interest and fees on loans:
        Taxable                                                          $  13,025   $  11,577
        Tax-exempt                                                             122          44
    Interest and dividends on securities:
        Available-for-sale
             Taxable                                                         6,571       4,767
             Tax-exempt                                                        273         264
    Interest on federal funds sold                                              43          90
    Interest on interest-bearing deposits with financial institutions           31         416
                                                                         ---------   ---------
        Total interest income                                               20,065      17,158

INTEREST EXPENSE:
    Interest on deposits                                                     7,747       7,399
    Interest on Federal Home Loan Bank advances                              2,524       1,470
    Interest on securities sold under repurchase and other borrowings          744         420
                                                                         ---------   ---------
        Total interest expense                                              11,015       9,289
                                                                         ---------   ---------
        Net interest income                                                  9,050       7,869
    Provision for loan losses                                                  235          80
                                                                         ---------   ---------
        Net interest income, after provision for loan losses                 8,815       7,789
                                                                         ---------   ---------

NONINTEREST INCOME:
    Service charges on deposit accounts                                        750         451
    Trust income                                                               165         144
    Securities gains and losses, net                                            59         234
    Other income                                                               917         755
                                                                         ---------   ---------
        Total noninterest income                                             1,891       1,584

NONINTEREST EXPENSES:
    Salaries and benefits                                                    2,765       2,522
    Occupancy expense                                                          611         522
    Equipment expense                                                          421         380
    FDIC insurance premiums                                                     96         219
    Other expense                                                            2,296       2,108
                                                                         ---------   ---------
        Total noninterest expenses                                           6,189       5,751
                                                                         ---------   ---------
    Income before federal income tax expense                                 4,517       3,622
    Income tax expense                                                       1,547       1,178
                                                                         ---------   ---------
        Net income                                                       $   2,970   $   2,444
                                                                         ---------   ---------
                                                                         ---------   ---------
Net income per common share                                              $    0.50   $    0.42
                                                                         ---------   ---------
                                                                         ---------   ---------
Weighted average shares outstanding                                      5,978,640   5,873,358
                                                                         ---------   ---------
                                                                         ---------   ---------
Cash dividends declared per common share                                 $    0.24   $    0.19
                                                                         ---------   ---------
                                                                         ---------   ---------


PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                              NET UNREALIZED
                                                                                               GAINS (LOSSES)
                                                                    ADDITIONAL                 ON SECURITIES
                                                        COMMON       PAID-IN     RETAINED      AVAILABLE-FOR
(Dollars in thousands)                                   STOCK       CAPITAL     EARNINGS           SALE          TOTAL
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

PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
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


NOTE 3: ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES

     The Financial Accounting Standards Board has issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which is effective, in part, for transactions occurring after December 31, 1996. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. The Company adopted this statement on January 1, 1997, and it did not have a material effect on the Company's financial condition, results of operations, or liquidity.


NOTE 4: COMMITMENTS - PROPOSED ACQUISITIONS


     On November 14, 1996, the Company entered into a definitive agreement with Indiana Federal Corporation ("IFC") which will add approximately $837 million in total assets. The transaction is contemplated as a merger of equals through the issuance of one share of Pinnacle Common Stock for each share of IFC Common Stock and it is anticipated to be accounted for using the pooling of interests method. The acquisition, subject to shareholder and regulatory approval is scheduled to close in the third quarter of 1997.

     On March 3, 1997, the Company announced the execution of a definitive agreement to acquire CB Bancorp, Inc. ("CB") of Michigan City, Indiana, which will add approximately $227 million in total assets. The fixed purchase price is equal to $35.00 per CB share, payable in shares of Pinnacle Common Stock. If the Company's average stock price exceeds $29.00, CB shareholders will receive 1.2069 shares of Pinnacle Common Stock for each share of CB Common Stock. If the Company's average stock price is less than $23.00 per share, CB shareholders will receive 1.5217 shares of Pinnacle Common Stock for each share of CB Common Stock. The acquisition, subject to shareholder and regulatory approval, is expected to close in the third quarter of 1997 and is anticipated to be accounted for using the pooling of interests method.


NOTE 5: PER COMMON SHARE DATA

     Earnings per share are calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are calculated using the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion provides information regarding the financial condition and results of operations of Pinnacle Financial Services, Inc. (the "Company" or "Pinnacle") for the three month period ended March 31, 1997 and are not necessarily indicative of results to be attained for any other period. This discussion should be read in conjunction with the consolidated financial statements, results of operations and related notes and with the statistical information and financial data appearing in this report as well as the 1996 Annual Report on Form 10-K of Pinnacle Financial Services, Inc.


                           DESCRIPTION OF THE COMPANY

Pinnacle Financial Services, Inc. is a registered bank holding company that was organized under the laws of the State of Michigan in 1986 in connection with the June 30, 1986 reorganization of Pinnacle Bank, a Michigan state banking corporation then known as "The Peoples State Bank of St. Joseph" ("Pinnacle Bank"), into a wholly-owned subsidiary of Pinnacle. Pinnacle is one of the leading full-service community-banking institutions in southwestern Michigan and northern Indiana. Pinnacle's principal executive offices are located at 830 Pleasant Street, St. Joseph, Michigan 49085, and its telephone number is (616) 983-6311.


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



On November 14, 1996, Pinnacle entered into an Agreement and Plan of Merger with Indiana Federal Corporation, a Delaware corporation and a registered savings and loan holding company ("IFC"). On March 1, 1997 Pinnacle entered into an Agreement and plan of Merger with CB Bancorp, Inc., a Delaware corporation and a registered savings and loan holding company ("CB"). The agreements contemplate the merger of each of IFC and CB with and into Pinnacle, with Pinnacle being the surviving entity. These transactions are expected to qualify as "pooling of interests" for accounting and financial reporting purposes and to increase the total assets of Pinnacle by more than $1.0 billion. Consummation of these transactions is subject to shareholder and regulatory approval.


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
                                                                      ----
                                                                      ----

BALANCE SHEET. Total assets at March 31, 1997 and at December 31, 1996 were approximately $1.1 billion. Total assets at March 31, 1996 were $935.5 million. Average earning assets equaled 94.3% of total average assets at March 31, 1997 as compared to 94.1% of total average assets at December 31, 1996 and at March 31, 1996. The following table summarizes the components of Pinnacle's total assets, loans, net, total deposits and stockholders' equity for the time periods indicated.

                           OVERVIEW AND FINANCIAL HIGHLIGHTS

                              At March 31,     At March 31,   At December 31,
                                 1997             1996             1996
                              ------------     ------------   --------------
                                          (dollars in thousands)
Total assets                   $1,097,791       $935,471        $1,069,121
Loans, net                        609,373        537,339           603,921
Deposits                          757,922        716,659           761,269
Stockholders' equity               75,290         73,498            78,049


Loans, net, at March 31, 1997 were approximately $609.4 million, which was $5.5 million greater than loans, net, at December 31, 1996 of $603.9 million. Commercial and tax exempt loans grew $5.9 million, or 2.7%, to $224.4 million at March 31, 1997 as compared to the December 31, 1996 total of $218.5 million. Consumer loans, consisting primarily of home equity loans, were $120.1 million at March 31, 1997, an increase of $6.0 million, or 5.3%, over the December 31, 1996 total of $114.1 million. Real estate loans declined $6.3 million, or 2.3%, to $270.6 million at March 31, 1997 from $276.9 million at December 31, 1996. The decline in real estate loans during the first quarter of 1997 reflects management's decision to reduce Pinnacle's level of real estate loans as a percentage of total loans outstanding. This reduction was accomplished through the sale of originated loans in the secondary market.

Loans, net, at March 31, 1997 were approximately $72.1 million greater than loans, net, at March 31, 1996 of $537.4 million, reflecting Pinnacle's greater emphasis on commercial and consumer lending in its Indiana markets following its December 1995 acquisition of Maco Bancorp, Inc. Commercial and tax exempt loans grew $49.8 million to $224.4 million at March 31, 1997 or 28.5% over the March 31, 1996 total of $174.6 million. Consumer loans (which consisted primarily of home equity loans) were $120.1 million at March 31, 1997, an increase of $24.4 million and 25.6% over the March 31, 1996 total of $95.7 million. Real estate loans at March 31, 1997 totaled $270.6 million as compared to $272.9 million at March 31, 1996.

Total deposits at March 31, 1997 were $757.9 million as compared to $761.3 million at December 31, 1996 and $716.7 million at March 31, 1996. The decrease in total deposits since December 31, 1996 reflects a seasonal change in the composition of deposits as demand deposits shifted to other types of deposits after year end 1996. This change in composition is reflected in a $16.3 million decrease in noninterest bearing demand deposits (to $62.1 million), a $10.7 million increase in savings deposits (to $272.7 million) and a $2.7 million increase in time deposits (to $346.9 million). The growth in deposits since March 31, 1996 resulted from an $11.9 million increase in noninterest bearing deposits, a $12.5 million increase in savings deposits and a $15.9 million increase in time deposits.

Federal Home Loan Bank advances, securities sold under repurchase agreements and other borrowings were approximately $259.3 million at March 31, 1997, as compared to $225.4 million at December 31, 1996 and $138.7 million at March 31, 1996. These increases reflect the use of these funding sources to match specific investment securities purchases with like maturities or pricing terms and to fund strong loan growth during 1996.

Stockholders' equity was approximately $75.3 million at March 31, 1997, as compared to $78.0 million at December 31, 1996 and $73.5 million at March 31, 1996. The decrease in stockholders' equity since December 31, 1996 resulted from changes in the market values of securities available-for-sale. The increase in stockholders' equity since March 31, 1996 reflects net income earned since that date (offset by dividends paid and increased net unrealized losses on securities available-for-sale). Such net unrealized losses increased from an unrealized loss of $1.3 million at March 31, 1996 to an unrealized loss of $4.7 million at March 31, 1997.

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

Pinnacle's most recent acquisitions occurred on December 1, 1995 when the Company acquired Maco Bancorp and its subsidiaries of First Federal Savings Bank of Indiana, Brookview Real Estate, and First Insurance, Inc., headquartered in Merrillville, Indiana and October 1, 1996 with the acquisition of Starke's. Inc., a Michigan corporation and an independent "full-line" insurance agency. In addition, two acquisitions are pending. On November 14, 1996, Pinnacle entered into an Agreement and Plan of Merger with Indiana Federal Corporation ("IFC"), a Delaware corporation and a registered savings and loan holding company. On March 1, 1997, Pinnacle entered into an Agreement and Plan of Merger with CB Bancorp, Inc., a Delaware corporation and a registered savings and loan holding company ("CB"). The agreements contemplate the merger of each of IFC and CB with and into Pinnacle with Pinnacle being the surviving entity and is expected to close in the second quarter.

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

                     SUMMARY OF CONSOLIDATED NET INTEREST INCOME

----------------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31,                    1997                         1996                           1995
----------------------------------------------------------------------------------------------------------------------------
                                    Average             Average   Average             Average    Average            Average
(Dollars in thousands)              Balance   Interest    Rate    Balance   Interest    Rate     Balance   Interest   Rate
------------------------------------------------------------------------------------------------------------------------------
ASSETS                                    -
  Federal funds sold              $    3,244  $    43      5.38%  $  6,858    $  90     5.28%    $  1,169     $  17    5.85%
  Interest-bearing deposits
      with financial institutions      3,198       31      3.93%    29,298      416     5.71%       1,144        15    5.27%
  U.S. Treasury and
      government agencies            272,916    4,988      7.41%   178,670    2,952     6.65%      56,450       920    6.55%
  Other securities  (2)              114,146    1,975      7.02%   136,157    2,194     6.48%      47,423       780    6.62%
  Loans (1) (2)                      608,045   13,201      8.80%   524,245   11,641     8.93%     295,910     6,731    9.15%
                                    ----------------------------------------------------------------------------------------
    Total interest-earning assets  1,001,549   20,238      8.19%   875,228   17,293     7.95%     402,096     8,463    8.47%
                                    ----------------------------------------------------------------------------------------
  Cash and due from banks             22,647                        20,416                         12,801
  Premises and equipment, net         12,846                        12,581                          6,984
  Allowance for loan losses           (5,629)                       (5,849)                        (5,009)
  Other assets                        30,663                        27,857                         10,033
                                  -------------------------------------------------------------------------------------------
     Total assets                  $1,062,076  $20,238             $930,233  $17,293              $426,905    $8,463
                                  -------------------------------------------------------------------------------------------
                                  -------------------------------------------------------------------------------------------
LIABILITIES
  Interest-bearing demand          $  75,992   $  363      1.94%  $ 75,711  $   397     2.11%    $ 44,836   $   212    1.90%
  Savings and money
      market accounts                269,610    2,511      3.78%   257,923    2,370     3.70%     134,132     1,355    4.06%
  Time deposits of
      $100,000 or more                66,198      918      5.62%    44,783      632     5.68%      21,778       299    5.52%
  Other time deposits                285,288    3,955      5.62%   283,217    4,000     5.68%     115,646     1,448    5.04%
                                   ------------------------------------------------------------------------------------------
    Total interest-bearing deposits  697,088    7,747      4.51%   661,634    7,399     4.50%     316,392     3,314    4.21%
                                   ------------------------------------------------------------------------------------------
  Federal Home Loan Bank advances    173,404    2,524      5.90%   102,486    1,470     5.77%      16,000       214    5.38%
  Federal funds purchased and
   and securities sold                58,605      744      5.15%    36,748      420     4.60%      19,465       332    6.86%
     Total interest-bearing
       liabilities                   929,097   11,015      4.81%   800,868    9,289     4.66%     351,857     3,860    4.41%
                                   ------------------------------------------------------------------------------------------
  Noninterest-bearing deposits        51,245                        47,842                         36,770
  Other liabilities                    4,432                         6,315                          2,733
                                   ------------------------------------------------------------------------------------------
     Total liabilities               984,774                       855,025                        391,360
  Stockholders' equity                77,302                        75,208                         35,545
                                   ------------------------------------------------------------------------------------------
     Total liabilities and                                                                       $426,905
       stockholders' equity       $1,062,076                     $ 930,233                       $426,905
                                   ------------------------------------------------------------------------------------------
                                   ------------------------------------------------------------------------------------------
     Net interest income                       $  9,223                      $ 8,004                          $4,603
                                   ------------------------------------------------------------------------------------------
                                   ------------------------------------------------------------------------------------------
     Net interest rate margin (3)                           3.73%                        3.68%                          4.60%
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


                                              RATE/VOLUME ANALYSIS
----------------------------------------------------------------------------------------------------------
                                              1997/1996                       1996/1995
                                      Change in Interest Due to:        Change in Interest Due to:
----------------------------------------------------------------------------------------------------------
                                                     Rate &    Net                      Rate &     Net
(Dollars in thousands)              Volume    Rate    Volume   Change   Volume   Rate    Volume   Change
----------------------------------------------------------------------------------------------------------
ASSETS
    Federal funds sold              $  (191)  $   7   $   137  $  (47)   $   333  $  (7)  $  (253)  $   73
    Interest-bearing deposits
       with financial institutions   (1,491)   (521)    1,627    (385)     1,485      5    (1,089)     401
    U.S. Treasury and
        government agencies           6,263   1,371    (5,598)  2,036      8,011     51    (6,030)   2,032
    Other securities (1)             (1,427)    730       478    (219)     5,870    (64)   (4,392)   1,414
    Loans (1)                         7,484    (661)   (5,263)  1,560     20,890   (644)  (15,336)   4,910
                                    -----------------------------------------------------------------------
         Total interest-earning
           assets                   $10,638  $  926   $(8,619) $2,945    $36,589  $(659)  $(27,100) $8,830
                                    -----------------------------------------------------------------------
                                    -----------------------------------------------------------------------

LIABILITIES
    Interest-bearing demand         $    6   $ (130)  $    90  $  (34)   $  587   $   93  $  (495)  $  185
    Savings and money market
      accounts                         432      210      (501)    141     5,030     (493)  (3,522)   1,015
    Time deposits of $100,000
      or more                        1,216      (23)     (907)    286     1,270       34     (971)     333
    Other time deposits                118     (165)        2     (45)    8,439      745   (6,632)   2,552
                                    -----------------------------------------------------------------------
         Total interest-bearing
           deposits                  1,772     (108)   (1,316)    348    15,326      379  (11,620)   4,085
                                    -----------------------------------------------------------------------
    Federal Home Loan Bank
       advances                      4,091      138    (3,175)  1,054     4,652       62   (3,458)   1,256
    Federal funds purchased and      1,005      203      (884)    324     1,186     (441)    (657)      88
        securities sold              1,005      203      (884)    324     1,186     (441)    (657)      88
                                    -----------------------------------------------------------------------
         Total interest-bearing
           liabilities              $6,868   $  233  $ (5,375) $1,726   $21,164   $    -  $(15,735) $5,429
                                    -----------------------------------------------------------------------
                                    -----------------------------------------------------------------------
          Net interest income       $3,770   $  693   $(3,244) $1,219   $15,425   $ (659) $(11,365) $3,401
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

Pinnacle identified investment securities totaling approximately $412.9 million and $372.2 million, respectively, as being available-for-sale at March 31, 1997 and December 31, 1996, respectively, which consequently is available to meet liquidity needs of Pinnacle.

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

NONPERFORMING ASSETS

Nonperforming assets include nonaccruing loans, restructured loans, contractually past due 90 days or more but still accruing loans, and other real estate owned. The following table presents detailed information concerning nonperforming assets at March 31, 1997, and December 31, 1996.


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


POTENTIAL PROBLEM LOANS. In addition to the loans classified as nonaccrual or greater than 90 days delinquent and still accruing interest, there were other loans of approximately $11.2 million and $8.3 million at March 31, 1997 and December 31, 1996, respectively, where management is closely following the borrower's ability to continue to comply with loan payment terms. Current conditions do not warrant classification as nonperforming, nor is any principal loss on these loans considered likely at this time.


FOREIGN LOANS. The Company's loans outstanding to borrowers in foreign countries as of March 31, 1997 and 1996 did not exceed 1% of its total assets.


LOAN CONCENTRATIONS. As of March 31, 1997 and December 31, 1996, there were no concentrations of loans to individual borrowers that exceed 10% of total loans.

                                   CAPITAL

CAPITAL COMPONENTS. The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established a capital-based supervisory system of prompt corrective action for all depository institutions. The bank regulatory agencies implementing rule under FDICIA defines "well-capitalized" institutions (the highest possible rating) as those whose capital ratios equal or exceed all the following: Tier I Risk-Based Ratio, 6.00%, Total Risk-Based Ratio, 10.00% and Tier I leverage Ratio, 5.00%. At March 31, 1997 and December 31, 1996, the Company and its subsidiary reported capital ratios in excess of these well capitalized standards.


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



Pinnacle accounts for investment securities in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting
of Certain Investments in Debt and Equity Securities.   The unrealized
holding gains and losses, net of related tax effect, on available-for-sale securities are reportable as a separate component of stockholders equity until realized. However, for determining risk-based capital ratios, only unrealized holding losses on equity securities are considered as a component of qualifying capital.

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


                                       Pinnacle Financial Services, Inc.



                                          /s/ David W. Kolhagen
Date May 27, 1997                      ---------------------------------------
                                       Name:  David W. Kolhagen
                                       Its:   Treasurer and Chief
                                              Financial Officer
                                              (Chief Accounting Officer)