Form 10-Q
period 1997-06-30
PINNACLE FINANCIAL SERVICES INC
filed 1997-08-14
CIK 853461

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to
                               ---------------    ----------------


                       Commission file number 0-17937



                      PINNACLE FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)


             MICHIGAN                                    38-2671129
 (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

830 PLEASANT STREET, ST. JOSEPH, MICHIGAN                   49085
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:    (616) 983-6311


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of common shares, no par value, outstanding was 5,981,132 at June 30, 1997.

PINNACLE FINANCIAL SERVICES, INC.


FORM 10-Q
June 30, 1997






                           TABLE OF CONTENTS
                                                                  PAGE
PART I                   FINANCIAL INFORMATION

Item 1.      Financial Statements

         Consolidated Balance Sheets
         June 30, 1997; June 30, 1996; December 31, 1996           3
                                                                  --

         Consolidated Statements of Income
         Six Months Ended June 30, 1997 and 1996                   4
                                                                  --

         Consolidated Statements of Stockholders' Equity
         Six Months Ended June 30, 1997 and 1996                   5
                                                                  --

         Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1997, 1996 and 1995             6
                                                                  --

         Notes to Consolidated Financial Statements                7
                                                                  --

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                        9
                                                                  --


PART II                        OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                         34
                                                                  --

         Signatures                                               35
                                                                  --

PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                     (UNAUDITED)    (UNAUDITED)
(Dollars in thousands, except per share data)                          6/30/97        6/30/96       12/31/96
--------------------------------------------------------------------------------------------------------------
ASSETS:

   Cash and cash equivalents:
      Cash and due from banks                                        $    25,193    $    21,423    $    30,290
      Federal funds sold                                                   3,500              -         15,750
                                                                     -----------------------------------------
         Total cash and cash equivalents                                  28,693         21,423         46,040

   Interest-bearing deposits with financial institutions                     905          2,051          3,223
   Securities available-for-sale:
      Taxable                                                            366,953        322,755        350,685
      Tax-exempt                                                          34,808         18,892         21,472
   Loans, net of unearned income:
      Real estate                                                        268,311        284,926        276,941
      Commercial                                                         225,700        179,098        210,315
      Tax-exempt                                                           7,124          2,494          8,196
      Consumer                                                           117,862         99,865        114,112
                                                                     -----------------------------------------
         Subtotal Loans                                                  618,997        566,383        609,564
      Less allowance for loan losses                                       5,726          5,815          5,643
                                                                     -----------------------------------------
      Net loans                                                          613,271        560,568        603,921
   Premises and equipment, net                                            13,577         12,685         12,686
   Accrued interest receivable and other assets                           33,346         31,230         31,094
                                                                     -----------------------------------------
      Total assets                                                   $ 1,091,553    $   969,604    $ 1,069,121
                                                                     -----------------------------------------
                                                                     -----------------------------------------

LIABILITIES:
   Deposits:
      Noninterest bearing demand                                     $    66,146    $    55,418    $    78,365
      Interest-bearing demand                                             73,220         75,852         76,665
      Savings                                                            271,787        261,054        260,689
      Time                                                               355,575        344,528        344,242
                                                                     -----------------------------------------
         Total deposits                                                  766,728        736,852        759,961
   Federal Home Loan Bank advances                                       185,021        121,063        159,489
   Securities sold under repurchase agreements and other borrowings       54,874         34,548         67,180
   Accrued interest payable and other liabilities                          4,656          5,247          4,442
                                                                     -----------------------------------------
      Total liabilities                                                1,011,279        897,710        991,072

STOCKHOLDERS' EQUITY:
   Common Stock; no par value; 15,000,000 shares authorized;
      5,981,132 shares issued and outstanding at June 30, 1997;
      5,977,548 shares issued and outstanding at December 31, 1996;
      and 5,873,558 shares issued and outstanding at June 30, 1996        19,110         19,110         19,110
   Additional paid in capital                                             44,588         43,915         44,526
   Retained earnings                                                      18,059         13,150         14,789
   Net unrealized gain (loss) on securities available-for-sale            (1,483)        (4,281)          (376)
                                                                     -----------------------------------------
      Total stockholders' equity                                          80,274         71,894         78,049
                                                                     -----------------------------------------
      Total liabilities and stockholders' equity                     $ 1,091,553    $   969,604    $ 1,069,121
                                                                     -----------------------------------------
                                                                     -----------------------------------------

PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                 QUARTER ENDED               SIX MONTHS ENDED
                                                                                    JUNE 30,                      JUNE 30,
(Dollars in thousands, except per share data)                                 1997           1996           1997           1996
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Interest and fees on loans:
      Taxable                                                             $    13,522    $    12,286    $    26,547    $    23,863
      Tax-exempt                                                                  116             42            238             86
   Interest and dividends on securities:
      Available-for-sale
         Taxable                                                                7,081          5,373         13,652         10,140
         Tax-exempt                                                               298            260            571            524
   Interest on federal funds sold                                                  18             15             61            105
   Interest on interest-bearing deposits with financial institutions               13             29             44            445
                                                                          --------------------------------------------------------
      Total interest income                                                    21,048         18,005         41,113         35,163

INTEREST EXPENSE:
   Interest on deposits                                                         7,892          7,467         15,639         14,848
   Interest on Federal Home Loan Bank advances                                  2,889          1,627          5,413          3,097
   Interest on securities sold under repurchase and other borrowings              886            471          1,630            909
                                                                          --------------------------------------------------------
      Total interest expense                                                   11,667          9,565         22,682         18,854
                                                                          --------------------------------------------------------
      Net interest income                                                       9,381          8,440         18,431         16,309
   Provision for loan losses                                                      325             70            560            150
                                                                          --------------------------------------------------------
      Net interest income, after provision for loan losses                      9,056          8,370         17,871         16,159
                                                                          --------------------------------------------------------

NONINTEREST INCOME:
   Service charges on deposit accounts                                            796            485          1,546            936
   Trust income                                                                   165            176            330            320
   Securities gains and losses, net                                               178             36            237            270
   Other income                                                                 1,308          1,299          2,225          2,054
                                                                          --------------------------------------------------------
      Total noninterest income                                                  2,447          1,996          4,338          3,580

NONINTEREST EXPENSES:
   Salaries and benefits                                                        2,886          2,707          5,651          5,229
   Occupancy expense                                                              537            479          1,148          1,001
   Equipment expense                                                              410            376            831            756
   FDIC insurance premiums                                                         53            227            149            446
   Other expense                                                                2,672          2,363          4,968          4,471
                                                                          --------------------------------------------------------
      Total noninterest expenses                                                6,558          6,152         12,747         11,903
                                                                          --------------------------------------------------------
Income before federal income tax expense                                        4,945          4,214          9,462          7,836
Income tax expense                                                              1,834          1,634          3,381          2,812
                                                                          --------------------------------------------------------
      Net income                                                          $     3,111    $     2,580    $     6,081    $     5,024
                                                                          --------------------------------------------------------
                                                                          --------------------------------------------------------
Net income per common share                                               $      0.52    $      0.44    $      1.02    $      0.86
                                                                          --------------------------------------------------------
                                                                          --------------------------------------------------------
Weighted average shares outstanding                                         5,980,873      5,873,516      5,979,763      5,873,438
                                                                          --------------------------------------------------------
                                                                          --------------------------------------------------------
Cash dividends declared per common share                                  $     0.235    $      0.21    $      0.47    $      0.40
                                                                          --------------------------------------------------------
                                                                          --------------------------------------------------------

PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                              NET UNREALIZED
                                                                                              GAINS (LOSSES)
                                                              ADDITIONAL                      ON SECURITIES
                                                COMMON         PAID-IN          RETAINED      AVAILABLE-FOR
(Dollars in thousands)                          STOCK          CAPTITAL         EARNINGS           SALE             TOTAL
--------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1996                        19,110           44,174           10,475            1,137           74,896
Net income                                           -                -            5,024                -            5,024
Common stock issuance, net of stock
  offering costs                                     -             (259)               -                -             (259)
Cash dividends declared,  $.40 per share             -                -           (2,349)               -           (2,349)
Change in unrealized losses for securities
  available-for-sale, net of tax effect
  of $(2,917)                                        -                -                -           (5,418)          (5,418)
                                             -----------------------------------------------------------------------------

BALANCE, JUNE 30, 1996                          19,110           43,915           13,150           (4,281)          71,894
Net income                                           -                             4,128                -            4,128
Common stock issuance                                -              611                -                -              611
Cash dividends declared,  $.635 per share            -                            (2,489)               -           (2,489)
Change in unrealized gains for securities
  available-for-sale, net of tax effect
  of $466                                            -                                 -            3,905            3,905
                                             -----------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                      19,110           44,526           14,789             (376)          78,049
Net income                                           -                             6,081                -            6,081
Common stock issuance                                -               62                -                -               62
Cash dividends declared,  $.47 per share             -                            (2,811)               -           (2,811)
Change in unrealized gains for securities
  available-for-sale, net of tax effect
  of $(757)                                          -                                 -           (1,107)          (1,107)
                                             -----------------------------------------------------------------------------

BALANCE, JUNE 30, 1997                          19,110           44,588           18,059           (1,483)          80,274
                                             -----------------------------------------------------------------------------
                                             -----------------------------------------------------------------------------

PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30,
(Dollars in thousands)                                                            1997             1996            1995
                                                                                ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $  6,081         $  5,024         $  3,007
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                                 1,295            1,292              581
     Net amortization on loans and securities                                        480              733              610
     Provision for loan losses                                                       560              150              125
     Deferred federal income taxes                                                     -               35             (153)
     Mortgage loans originated for sale                                           (7,578)         (40,759)          (1,961)
     Proceeds from sales of loans                                                 39,405           30,220            6,846
     Gain on sale of securities, net                                                (237)            (270)            (181)
     Gain on sale of loans, net                                                     (593)            (480)             (51)
     Increase in interest receivable and other assets                             (2,131)            (407)            (945)
     Increase in interest payable and other liabilities                              214           (1,167)             268
                                                                                ------------------------------------------
     NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES                          37,496           (5,629)           8,146
                                                                                ------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in loans, excluding loan sales,
     purchases, and originated for sale                                          (34,185)         (15,286)         (14,828)
  Purchases of loans                                                              (7,276)         (22,415)          (7,129)
  Purchases of securities available-for-sale                                     (92,319)        (131,404)         (49,293)
  Purchases of securities held-to-maturity                                             -                -             (494)
  Proceeds from sales of securities available-for-sale                            50,453           47,996           37,502
  Proceeds from maturities and paydowns of securities
     available-for-sale                                                           10,475           21,231            3,253
  Proceeds from maturities and paydowns of securities
     held-to-maturity                                                                  -                -            6,126
  Net increase in interest-bearing deposits with financial institutions            2,318           39,460            1,026
  Capital expenditures                                                            (1,553)            (779)            (370)
                                                                                ------------------------------------------
     NET CASH USED BY INVESTING ACTIVITIES                                       (72,087)         (61,197)         (24,207)
                                                                                ------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                              6,767           35,129           16,476
  Net increase in securities sold under repurchase agreements
     and other borrowings                                                         13,226           27,080            6,549
  Common stock issued                                                                 62             (259)               -
  Dividends paid                                                                  (2,811)          (2,232)          (1,338)
                                                                                ------------------------------------------
     NET CASH USED BY FINANCING ACTIVITIES                                        17,244           59,718           21,687
                                                                                ------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (17,347)          (7,108)           5,626
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    46,040           28,531           14,750
                                                                                ------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 28,693         $ 21,423         $ 20,376
                                                                                ------------------------------------------
                                                                                ------------------------------------------
SUPPLEMENTAL DISCLOSURES:
     Interest paid                                                              $ 22,517         $ 18,741         $  7,733
     Federal income taxes paid                                                  $  3,315         $  2,895         $  1,862
     Loans transferred to other real estate owned                               $    751            $  74         $    516

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

         In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

NOTE 3: ACCOUNTING FOR TRANSFERS AND SERVICING FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES

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

NOTE 4:  COMMITMENTS - PROPOSED ACQUISITIONS

         On November 14, 1996, the Company entered into a definitive agreement with Indiana Federal Corporation ("IFC") which will add approximately $837 million in total assets. The transaction is contemplated as a merger of equals through the issuance of one share of Pinnacle Common Stock for each share of IFC Common Stock and it is to be accounted for using the pooling of interests method. The acquisition has received shareholder and regulatory approval and was closed on August 1, 1997.

         On March 3, 1997, the Company announced the execution of a definitive agreement to acquire CB Bancorp, Inc. ("CB") of Michigan City, Indiana, which will add approximately $227 million in total assets. The fixed purchase price is equal to $35.00 per CB share, payable in shares of Pinnacle Common Stock, and it is to be accounted for using the pooling-of-interests method. The final exchange rate was 1.2095 shares of Pinnacle Common Stock for each share issued and outstanding of CB Common Stock based on an average Pinnacle stock price of $28.938 per share. The acquisition has received shareholder and regulatory approval and was closed on August 1, 1997.

NOTE 5:  PER COMMON SHARE DATA

         Earnings per share are calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are calculated using the treasury stock method.

NOTE 6:  POST PERIOD CLOSING ACQUISITION

         Effective August 1, 1997, the Company acquired 100% of the outstanding common stock of Indiana Federal Corporation located in Valparaiso, Indiana. The acquisition was accounted for as a pooling of interest, with 4,790,736 shares of the Company's common stock issued as consideration. IFC's main subsidiary, Indiana Federal Savings Bank was merged with and into the Company's subsidiary, Pinnacle Bank, located in St. Joseph, Michigan.

         Effective August 1, 1997, the Company acquired 100% of the outstanding common stock of CB Bancorp, Inc. located in Michigan City, Indiana. The acquisition was accounted for as a pooling of interest, with 1,553,144 shares of the Company's common stock issued as consideration. CB's main subsidiary, Community Bank was merged with and into the Company's subsidiary, Pinnacle Bank, located in St. Joseph, Michigan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS

         The following discussion provides information regarding the financial condition and results of operations of Pinnacle Financial Services, Inc. (the "Company" or "Pinnacle") for the six month period ended June 30, 1997 and are not necessarily indicative of results to be attained for any other period. This discussion should be read in conjunction with the consolidated financial statements, results of operations and related notes, and with the statistical information and financial data appearing in this report as well as the 1996 Annual Report on Form 10-K of Pinnacle Financial Services, Inc.

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

         Through Pinnacle Bank, Pinnacle offers financial services products which include domestic banking services such as consumer, commercial and real estate loans, personal and business checking accounts, savings accounts, time deposits, safe deposit services, cash management services, and transmission of funds, as well as trust and other fiduciary services, full-service brokerage services and insurance products. Commercial customers include retailers, commercial developers, professionals, and small manufacturers. Retail banking customers cover a broad spectrum with focus on providing personalized, high quality and comprehensive service in order to develop and maintain long-term, multiple account relationships with customers.

         Pinnacle Bank, which is headquartered in St. Joseph, Michigan, has two non-bank subsidiaries: Starke's, Inc., an insurance agency, and Brookview Real Estate, Ltd., a real estate development company. Pinnacle Bank currently operates through 16 branch offices located throughout southwestern Michigan, 14 branch offices located throughout northern Indiana, and through two loan production offices that are located in Merrillville and Indianapolis, Indiana, respectively. Pinnacle Bank focuses on providing personalized, high-quality and comprehensive service in order to develop and maintain long-term, multiple account relationships with customers.

         Pinnacle's market, which is adjacent to metropolitan Chicago, Illinois and is bisected by Interstate 94 (the primary highway between Chicago and Detroit) currently consists of northern Indiana and southwestern Michigan. The region's location has facilitated the development of a diverse economy based primarily on manufacturing, service and agriculture. The region's proximity to Chicago and the southeastern expansion of metropolitan Chicago into Lake County, Indiana, have led to significant commercial and residential development and a strong second-home housing market. The region's popularity as a year-round recreational area also has led to a tourism-driven economic growth.

         Pinnacle had approximately $1.1 billion in total assets as of June 30, 1997. Pinnacle returned 1.14% on average assets for the second quarter of 1997 as compared to 1.08% for the same period of 1996. Pinnacle returned 1.14% on average assets for the six months ended June 30, 1997 as compared to 1.07% for the same period of 1996.

         For the second quarter of 1997, Pinnacle's return on average equity was 16.30% as compared to 14.17% for the same period of 1996. Pinnacle's return on average equity was 15.94% for the six months ended June 30, 1997 as compared to 13.63% for the same period of 1996.

         Pinnacle believes its success is in part attributable to a growth strategy that, since the beginning of 1995, has (i) increased assets by more than 167% (with total assets growing to $1.1 billion by June 30, 1997), and (ii) increased net loans by more than 115% (with net loans growing to approximately $613.3 million at June 30, 1997). Pinnacle's loan to deposit ratio was approximately 80.7% at June 30, 1997. Pinnacle's growth has been generated internally through customer retention and cross-selling programs and externally through acquisitions. Since 1988, Pinnacle has consummated seven acquisitions, four of which involved thrifts, including the two which closed on August 1, 1997.

         Through its acquisition strategy, Pinnacle seeks to diversify and expand both its market area and its asset base, and to increase its profitability.

         On December 1, 1995, Pinnacle acquired all of the outstanding capital stock of Maco Bancorp, Inc., a Delaware corporation and a registered savings and loan holding company ("Maco"), for aggregate consideration of $41.9 million (the "Purchase Price"), through the merger of Maco with and into Pinnacle (the "Maco Acquisition"). The Purchase Price, which was paid to Mr. Cyrus Ansary as the sole stockholder of Maco, consisted of cash, a secured, short-term, interest bearing promissory note in the principal amount of $18.0 million (the "Acquisition Note"), and shares of Pinnacle Common Stock then valued at approximately $21.0 million. As a result of the Maco Acquisition, Pinnacle became the sole stockholder of First Federal Savings Bank of Indiana, a federal savings bank that was renamed, "Pinnacle Bank" in 1996 and was merged with and into Pinnacle Bank effective December 31, 1996, and Mr. Ansary became the largest single Pinnacle stockholder. Mr. Ansary currently holds approximately 20% of the shares of Pinnacle Common Stock outstanding. On August 1, 1997, with the consummation of the two announced acquisitions, Mr. Ansary holds approximately 10% of the shares of Pinnacle Common Stock outstanding. (In connection with the Maco Acquisition, Mr. Ansary and Pinnacle entered into certain agreements, including a Standstill Agreement dated as of December 31, 1995 (the "Standstill Agreement"). The Standstill Agreement obligates Mr. Ansary, through December 31, 1999 (unless it is sooner terminated) to vote all Pinnacle voting securities of which he is the beneficial owner in accordance with the written directions of Pinnacle's management.)

         As a result of the Maco Acquisition, Pinnacle acquired First Insurance, Inc., an Indiana corporation engaged primarily in the sale of multi-peril homeowners insurance to borrowers of Pinnacle Bank. On October 1, 1996, and in exchange for 99,451 shares of Pinnacle Common Stock then valued at $2.1 million, Pinnacle Bank acquired Starke's, Inc., a Michigan corporation and independent "full-line" insurance agency. On December 31, 1996, First Insurance, Inc. was merged with and into Starke's, Inc..

         On November 14, 1996, Pinnacle entered into an Agreement and Plan of Merger with Indiana Federal Corporation, a Delaware corporation and a registered savings and loan holding company ("IFC"). On March 1, 1997, Pinnacle entered into an Agreement and Plan of Merger with CB Bancorp, Inc., a Delaware corporation and a registered savings and loan holding company ("CB"). The agreements contemplated the merger of each of IFC and CB with and into Pinnacle, with Pinnacle being the surviving entity. These transactions qualified as "pooling of interests" for accounting and financial reporting purposes and increased the total assets of Pinnacle by more than $1.0 billion. Consummation of these transactions was August 1, 1997.

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

                           OVERVIEW AND FINANCIAL CONDITION


    NET INCOME

         For the three months ended June 30, 1997, the Company reported net income of approximately $3.1 million or $.52 per share, as compared to net income of approximately $2.6 million, or $.44 per share for three months ended June 30, 1996, an increase in net income of 20.6% and 18.2% on a per share basis. For the six months ended June 30, 1997, the Company reported net income of approximately $6.1 million or $1.02 per share, as compared to net income of approximately $5.0 million or $.86 per share for the same period in 1996. The increase in net income was largely the result of higher levels of net interest income associated with higher levels of earning assets, as average earning assets grew by $134.5 million or 15.0% in the second quarter of 1997 as compared to the second quarter of 1996.

         Presented below is an income statement analysis, expressed on a per-share basis, comparing the quarter and six months ended June 30, 1997, to the same period in 1996. A more detailed discussion and analysis of the major factors outlined below is provided in following sections of this report.

                                                             Three             Six
                                                          Months Ended     Months Ended
                                                          -------------    ------------
Net income per share - Period ended June 30, 1996            $ .43 (1)       $ .84 (2)

Pre-tax increase (decrease) in 1997, as compared to 1996
resulting from changes in:
     Net interest income (taxable equivalent)                  .17             .38
     Provision for loan losses                                (.04)           (.07)
     Noninterest income                                        .08             .13
     Noninterest expense                                      (.07)           (.14)
                                                             ------          ------
          Pre-tax increase                                     .14             .30

     Income tax expense                                       (.05)           (.12)
                                                             ------         ------
Net income per share - Period ended June 30, 1997            $ .52           $1.02
                                                             ------          ------
                                                             ------          ------

(1) Net income per share restated based on 5,980,873 average shares outstanding.
(2) Net income per share restated based on 5,979,763 average shares outstanding.

    BALANCE SHEET

         Total assets at June 30, 1997 and at December 31, 1996 were approximately $1.1 billion. Total assets at June 30, 1996 were $969.6 million. Average earning assets equaled 94.3% of total average assets for the quarter ended June 30, 1997 as compared to 94.2% of total average assets for the quarter ended June 30, 1996. The following table summarizes the components of Pinnacle's total assets, loans, net, total deposits and stockholders' equity for the time periods indicated.

                        OVERVIEW AND FINANCIAL HIGHLIGHTS

                                        At June 30,    At June 30,   At December 31,
                                           1997           1996             1996
                                           ----           ----             ----
(Dollars in Thousands)

Total assets                            $1,091,553     $ 969,604       $1,069,121
Loans, net                                 613,271       560,568          603,921
Deposits                                   766,728       736,852          759,961
Stockholders' equity                        80,274        71,894           78,049

         Loan, net, at June 30, 1997 were approximately $613.3 million, which was $9.4 million greater than loans, net, at December 31, 1996 of $603.9 million. Commercial and tax exempt loans grew $14.3 million, or 6.5%, to $232.8 million at June 30, 1997 as compared to the December 31, 1996 total of $218.5 million. Consumer loans, consisting primarily of home equity loans, were $117.9 million at June 30, 1997, an increase of $3.8 million, or 3.3% , over the December 31, 1996 total of $114.1 million. Real estate loans declined $8.6 million, or 3.1%, to $268.3 million at June 30, 1997 from $276.9 million at December 31, 1996. The decline in real estate loans during the second quarter of 1997 reflects management's decision to reduce Pinnacle's level of real estate loans as a percentage of total loans outstanding. This reduction was accomplished through the continued sale of originated loans in the secondary market.

         Loans, net, at June 30, 1997 were approximately $52.7 million greater than loans, net, at June 30, 1996 of $560.6 million, reflecting Pinnacle's greater emphasis on commercial and consumer lending in its Indiana markets following its December 31, 1995 acquisition of Maco Bancorp, Inc.. Commercial and tax exempt loans grew $51.2 million to $232.8 million at June 30, 1997, or 28.2%, over the June 30, 1996 total of $181.6 million. Consumer loans (which consisted primarily of home equity loans) were $117.9 million at June 30, 1997, an increase of $18.0 million and 18.1% over the June 30, 1996 total of $99.9 million. Real estate loans at June 30, 1997 totaled $268.3 million as compared to $284.9 million at June 30, 1996.

         Total deposits at June 30, 1997 were $766.7 million as compared to $760.0 million at December 31, 1996 and $736.9 million at June 30, 1996. The slight increase in total deposits since December 31, 1996 was in the savings and time account balances. Savings deposits increased $11.1 million (to $271.2 million) and time deposits increased $11.4 million (to $355.6 million), while noninterest bearing demand deposits decreased $12.3 million (to $66.1 million) mainly because of seasonal deposits at December 31, 1996 were shifted to interest bearing accounts. The growth in deposits since June 30,

    1996 resulted from an $10.7 million increase in noninterest bearing deposits, a $10.7 million increase in savings deposits and an $11.1 million increase in time deposits.

         Federal Home Loan Bank advances, securities sold under repurchase agreements and other borrowings were approximately $239.9 million at June 30, 1997, as compared to $226.7 million at December 31, 1996 and $155.6 million at June 30, 1996. These increases reflect the use of these funding sources to match specific investment securities purchases with like maturities or pricing terms and to fund strong loan growth during 1996 and 1997. Stockholders' equity was approximately $80.3 million at June 30, 1997 as compared to $78.0 million at December 31, 1996 and $71.9 million at June 30, 1996. The increase in stockholders' equity since December
    31, 1996 resulted from net income earned for 1997 offset by changes in the market values of securities available-for-sale and dividends paid.
    The increase in stockholders' equity since June 30, 1996 reflects net income earned since that date and changes in the market values of securities available-for-sale offset by dividends paid.

         Pinnacle follows two key financial performance measures. Pinnacle's return on average equity measures how profitably the stockholders' invested capital has been deployed. Pinnacle's return on average equity was 16.30% for the second quarter of 1997 compared to 14.17% for the second quarter of 1996. Pinnacle's return on average equity was 15.94% for the six months ended June 30, 1997 as compared to 13.63% for the same period of 1996. Return on average assets measures how profitably the total assets of Pinnacle are invested. Return on average assets was 1.14% for the second quarter of 1997 compared to 1.08% for the second quarter of 1996. Pinnacle returned 1.14% on average assets for the six months ended June 30, 1997 as compared to 1.07% for the same period of 1996.

         The Company recognizes the importance of maximizing the use of capital to provide improved returns to our stockholders. This has been accomplished in the past by the way of growth through acquisition of other financial institutions. While it is management's intention to seize upon favorable opportunities which may arise with respect to community banks or other financial institutions in the future, at the present time there are no ongoing negotiations for any acquisitions.

         On December 1, 1995 the Company acquired Maco Bancorp and its subsidiaries of First Federal Savings Bank of Indiana, Brookview Real Estate, and First Insurance, Inc., headquartered in Merrillville, Indiana and on October 1, 1996 the Company acquired Starke's, Inc., a Michigan corporation and an independent "full-line" insurance agency.

         Pinnacle's most recent acquisitions occurred on August 1, 1997, when the Company acquired Indiana Federal Corporation, a Delaware corporation and a registered savings and loan holding company and CB Bancorp, Inc., a Delaware corporation and a registered savings and loan holding company.

                                RESULTS OF OPERATIONS


    NET INCOME
         Net income for the three months ended June 30, 1997 was approximately $3.1 million, a 20.6% increase as compared to net income of $2.6 million for the same period in 1996. This increase was largely the result of higher levels of net interest income associated with higher levels of earning assets.


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

The following table sets forth certain information with respect to Pinnacles's consolidated net-interest income for the quarter ended June 30, 1997, 1996, and 1995.

                                              SUMMARY OF CONSOLIDATED NET INTEREST INCOME
----------------------------------------------------------------------------------------------------------------------------------
QUARTER ENDED JUNE 30,                                   1997                        1996                         1995
----------------------------------------------------------------------------------------------------------------------------------
                                              AVERAGE            AVERAGE   AVERAGE            AVERAGE  AVERAGE             AVERAGE
(Dollars in thousands)                        BALANCE  INTEREST    RATE    BALANCE  INTEREST   RATE    BALANCE   INTEREST   RATE
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Federal funds sold                       $    1,355   $    18   5.33%   $  1,099   $    15  5.49%   $  3,048    $    46   6.05%
  Interest-bearing deposits
   with financial institution                     290        13  17.98%      3,228        29  3.61%      1,691         25   5.93%
  U.S. Treasury and government agencies       293,768     5,450   7.44%    211,161     3,526  6.72%     60,816        971   6.40%
  Other Securities (2)                        116,712     2,069   7.11%    127,575     2,232  7.04%     42,014        701   6.69%
  Loans (1)(2)                                621,624    13,694   8.84%    556,180    12,347  8.93%    305,538      7,147   9.38%
----------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets           1,033,749    21,244   8.24%    899,243    18,149  8.12%    413,107      8,890   8.63%
----------------------------------------------------------------------------------------------------------------------------------
  Cash and due from banks                      21,451                       18,666                      13,529
  Premises and equipment, net                  13,344                       12,618                       7,011
  Allowance for loan losses                    (5,637)                      (5,786)                     (5,005)
  Other assets                                 33,539                       30,215                       9,788
----------------------------------------------------------------------------------------------------------------------------------
    Total assets                           $1,096,466   $21,244           $954,956   $18,149          $438,430    $ 8,890
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
  Interest-bearing demand                  $   75,389   $   352   1.87%   $ 77,198   $   387  2.02%     44,173    $   214   1.94%
  Savings and money market accounts           268,938     2,549   3.80%    261,610     2,380  3.66%    130,200      1,358   4.18%
  Time deposits of $100,000 or more            69,099       980   5.69%     27,715       395  5.73%     26,403         -    0.00%
  Other time deposits                         286,750     4,011   5.61%    308,557     4,287  5.59%    123,727      2,157   6.99%
----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits           700,176     7,892   4.52%    675,080     7,449  4.44%    324,503      3,729   4.61%
----------------------------------------------------------------------------------------------------------------------------------
  Federal Home Loan Bank advances             194,499     2,889   5.96%    114,297     1,627  5.73%     15,505        245   6.34%
  Federal funds purchased and
   securities sold                             65,286       886   5.44%     39,296       489  5.00%     20,900        242   4.64%
----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities        959,961    11,667   4.87%    828,673     9,565  4.64%    360,908      4,216   4.69%
----------------------------------------------------------------------------------------------------------------------------------
  Noninterest-bearing deposits                 55,639                       47,882                      37,611
  Other liabilities                             4,277                        5,356                       2,702
----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                       1,019,877                      881,911                     401,221
  Stockholders' equity                         76,569                       73,045                      37,209
----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
      Stockholders' equity                 $1,096,446                     $954,956                    $438,430
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
    Net interest income                                 $ 9,577                      $ 8,584                      $ 4,674
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
    Net interest rate margin (3)                                  3.72%                       3.84%                         4.54%
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

(1) For purposes of these computations, nonaccrual loans and unearned income are included in the daily average loan amount outstanding.

(2) Income from state and political subdivisions securities and loans are stated on a tax equivalent basis.

(3) Net interest rate margin is equal to total interest income less total interest expense divided by total average earning assets.

    The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have effected Pinnacle's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), (iii) changes in volume and rate combined (change in rate multiplied by change in volume), and (iv) total change in rate and volume.

                                                             RATE/VOLUME ANALYSIS
--------------------------------------------------------------------------------------------------------------------------
                                                 1997/1996                                        1997/1996
QUARTER ENDED JUNE 30,                   CHANGE IN INTERST DUE TO:                       CHANGE IN INTERST DUE TO:
--------------------------------------------------------------------------------------------------------------------------
                                                        RATE &      NET                                  RATE        NET
(Dollars in thousands)           VOLUME       RATE      VOLUME     CHANGE      VOLUME       RATE         VOLUME     CHANGE
--------------------------------------------------------------------------------------------------------------------------
ASSETS
  Federal funds sold           $    14      $    (2)  $     (9)  $      3    $   (118)        (17)    $     104    $  (31)
  Interest-bearing deposits
   with financial institution     (106)         464       (374)       (16)         91         (39)          (48)        4
  U.S. Treasury and government
   agencies                      5,551        1,520     (5,147)     1,924       9,622         195        (7,262)    2,555
  Other securites (1)             (765)          89        513       (163)      5,724         147        (4,340)    1,531
  Loans (1)                      5,844         (501)    (3,996)     1,347      23,510      (1,375)      (16,935)    5,200
                               -------------------------------------------------------------------------------------------
    Total interest-earning
     assets                    $10,538      $ 1,570    $(9,013)  $  3,095   $  38,829     $(1,089)     $(28,481)   $9,259
                               -------------------------------------------------------------------------------------------
                               -------------------------------------------------------------------------------------------
LIABILITIES
  Interest-bearing demand      $   (37)     $  (116)   $   118   $    (35)  $     641     $    35      $   (503)   $  173
  Savings and money market
   accounts                        268          366       (465)       169       5,493        (677)       (3,794)    1,022
  Time deposits of $100,000
   or more                       2,371          (11)    (1,775)       585          --       1,513        (1,118)      395
  Other time deposits           (1,219)          62        881       (276)     12,920      (1,732)       (9,058)    2,130
                               -------------------------------------------------------------------------------------------
    Total interest-bearing
     deposits                    1,383          301     (1,241)       443      19,054        (861)      (14,473)    3,720
                               -------------------------------------------------------------------------------------------
  Federal Home Loan Bank
   advances                      4,596          263     (3,597)     1,262       6,263         (95)       (4,786)    1,382
  Federal funds purchased and
   securities sold               1,300          173     (1,076)       397         854          75          (682)      247
                               -------------------------------------------------------------------------------------------
    Total interest-bearing
     Liabilities                 7,279          737     (5,914)     2,102      26,171        (881)      (19,941)    5,349
                               -------------------------------------------------------------------------------------------
                               -------------------------------------------------------------------------------------------
    Net interest income          3,259          833     (3,099)       993      12,658        (208)       (8,540)    3,910
                               -------------------------------------------------------------------------------------------
                               -------------------------------------------------------------------------------------------

(1) Income from state and political subdivisions securities and loans are stated on a tax equivalent basis.

The following table sets forth certain information with respect to Pinnacle's consolidated net-interest income for the six months ended June 30, 1997, 1996, and 1995.

                                                    SUMMARY OF CONSOLIDATED NET INTEREST INCOME
-----------------------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30,                    1997                             1996                            1995
-----------------------------------------------------------------------------------------------------------------------------------
                                 AVERAGE               AVERAGE    AVERAGE               AVERAGE    AVERAGE               AVERAGE
(Dollars in thousands)           BALANCE   INTEREST      RATE     BALANCE   INTEREST      RATE     BALANCE   INTEREST     RATE
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Federal funds sold            $    2,295  $    61      5.36%    $  3,978   $   105      5.31%    $  2,108  $    63      6.03%
  Interest-bearing deposits
   with financial institution        1,736       44      5.11%      16,275       445      5.50%       1,419       40      5.68%
  U.S. Treasury and government
   agencies                        283,399   10,438      7.43%     194,449     5,478      6.70%      58,645    1,891      6.50%
  Other securities (2)             115,436    4,044      7.06%     131,289     4,426      6.78%      44,703    1,481      6.68%
  Loans (1)(2)                     614,841   26,895      8.82%     538,979    23,988      8.95%     300,750   13,878      9.31%
                                ---------------------------------------------------------------------------------------------------
    Total interest-earning
     assets                      1,017,707   41,482      8.22%     884,970    35,442      8.05%     407,625   17,353      8.58%
                                ---------------------------------------------------------------------------------------------------
  Cash and due from banks           22,066                          19,694                           13,172
  Premises and equipment, net       13,097                          12,584                            6,998
  Allowance for loan losses         (5,633)                         (5,811)                          (5,007)
  Other Assets                      32,224                          28,794                            9,911
                                ---------------------------------------------------------------------------------------------------
    Total assets                $1,079,461  $41,482               $940,231   $35,442               $432,699  $17,353
                                ---------------------------------------------------------------------------------------------------
                                ---------------------------------------------------------------------------------------------------
LIABILITIES
  Interest-bearing demand       $   75,688  $   715      1.90%    $ 76,193   $   784      2.07%    $ 44,503  $   426      1.93%
  Savings and money market
   accounts                        268,600    5,080      3.80%     258,160     4,750      3.70%     132,122    2,717      4.15%
  Time deposits of $100,000
   or more                          67,667    1,898      5.66%      35,524     1,027      5.81%      24,103      694      5.81%
  Other time deposits              286,126    7,966      5.61%     295,429     8,287      5.64%     119,419    3,168      5.35%
                                ---------------------------------------------------------------------------------------------------
    Total interest-bearing
     deposits                      698,081   15,639      4.52%     665,306    14,848      4.49%     320,147    7,005      4.41%
                                ---------------------------------------------------------------------------------------------------
  Federal Home Loan Bank
   advances                        184,010    5,413      5.93%     107,941     3,097      5.77%      13,713      415      6.10%
  Federal funds purchased
   and securities sold              62,646    1,630      5.25%      39,334       909      4.65%      22,547      575      5.14%
                                ---------------------------------------------------------------------------------------------------
    Total interest-bearing
     liabilities                   944,737   22,682      4.84%     812,581    18,854      4.67%     356,407    7,995      4.52%
                                ---------------------------------------------------------------------------------------------------
  Noninterest-bearing deposits      53,445                          47,883                           37,193
  Other liabilities                  4,345                           5,641                            2,718
                                ---------------------------------------------------------------------------------------------------
    Total liabilities            1,002,527                         866,105                          396,318
  Stockholders' equity              76,934                          74,126                           36,381
                                ---------------------------------------------------------------------------------------------------
    Total liabilities and
     stockholders' equity       $1,079,461                        $940,231                         $432,699
                                ---------------------------------------------------------------------------------------------------
                                ---------------------------------------------------------------------------------------------------
    Net interest income                     $18,800                          $16,588                         $ 9,358
                                ---------------------------------------------------------------------------------------------------
                                ---------------------------------------------------------------------------------------------------
    Net interest rate margin (3)                         3.73%                            3.77%                           4.63%
                                ---------------------------------------------------------------------------------------------------
                                ---------------------------------------------------------------------------------------------------

(1) For purposes of these computations, nonaccrual loans and unearned income are included in the daily average loan amounts outstanding.

(2) Income from state and political subdivisions securities and loans are stated on a tax equivalent basis.

(3) Net interest rate margin is equal to total interest income less total interest expense divided by total average earning assets.

    The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have effected Pinnacle's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), (iii) changes in volume and rate combined (change in rate multiplied by change in volume), and (iv) total change in rate and volume.

                                                      RATE/VOLUME ANALYSIS
---------------------------------------------------------------------------------------------------------------------------------
                                                             1997/1996                                1997/1996
SIX MONTHS ENDED JUNE 30,                            CHANGE IN INTEREST DUE TO:               CHANGE IN INTEREST DUE TO:
---------------------------------------------------------------------------------------------------------------------------------
                                                               RATE &      NET                               RATE &       NET
(Dollars in thousands)                   VOLUME     RATE       VOLUME     CHANGE     VOLUME     RATE         VOLUME      CHANGE
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Federal funds sold                     $   (89)   $     2    $    43    $  (44)    $   113        (15)     $    (56)   $    42
  Interest-bearing deposits with
    financial institution                   (800)       (83)       462      (401)        844         (3)         (436)       405
  U.S. Treasury and government agencies    5,960      1,419     (3,419)    3,960       8,827        117        (4,357)     4,587
  Other securities (1)                    (1,075)       368        325      (382)      5,784         45        (2,884)     2,945
  Loans (1)                                6,790       (701)    (3,182)    2,907      22,179     (1,083)      (10,986)    10,110
                                         ---------------------------------------------------------------------------------------
     Total interest-earning assets       $10,786    $ 1,025    $(5,771)   $6,040     $37,747    $  (939)     $(18,719)   $18,089
                                         ---------------------------------------------------------------------------------------
                                         ---------------------------------------------------------------------------------------
LIABILITIES
  Interest-bearing demand                $   (10)   $  (130)   $    71    $  (69)    $   612    $    62      $   (316)   $   358
  Savings and money market accounts          386        258       (334)      310       5,231       (595)       (2,603)     2,033
  Time deposits of $100,000 or more        1,868        (53)      (944)      871         664        -            (331)       333
  Other time deposits                       (525)       (89)       293      (321)      9,417        346        (4,644)     5,119
                                         ---------------------------------------------------------------------------------------
    Total interest-bearing deposits        1,719        (14)      (914)      791      15,924       (187)       (7,894)     7,843
                                         ---------------------------------------------------------------------------------------
  Federal Home Loan Bank advances          4,389        173     (2,246)    2,316       5,748        (45)       (3,021)     2,682
  Federal funds purchased and
    securities sold                        1,084        236       (599)      721         863       (110)         (419)       334
                                         ---------------------------------------------------------------------------------------
    Total interest-bearing liabilities   $ 7,192     $  395    $(3,759)   $3,828     $22,535    $  (342)     $(11,334)   $10,859
                                         ---------------------------------------------------------------------------------------
                                         ---------------------------------------------------------------------------------------
    Net interest income                  $ 3,594     $  630    $(2,012)   $2,212     $15,212    $  (597)     $ (7,385)   $ 7,230
                                         ---------------------------------------------------------------------------------------
                                         ---------------------------------------------------------------------------------------

(1) Income from state and political subdivisions securities and loans are stated on a tax equivalent basis.

Net interest income on a tax-equivalent basis was approximately $9.6 million for the second quarter of 1997 as compared to $8.6 million for the second quarter of 1996. The increase of 11.6% was due primarily to the increase in average earning assets which grew $134.5 million or 15.0% for the quarter ended June 30, 1997 as compared to the same period ended June 30, 1996. Net interest income was decreased by the lower net interest margin of 3.72% for the three months ended June 30, 1997 as compared to 3.84% for the same period of 1996. Higher yields associated with the increase in loans and higher yields on investments increased the yields on interest earning assets by .12% to 8.24% for the second quarter of 1997 as compared to 8.12% for the second quarter of 1996 while the cost of funds increased .23% to 4.87% in the second quarter of 1997 as compared to 4.64% for the same period of 1996.

Net interest income on a tax-equivalent basis was approximately $18.8 million for the six months ended June 30, 1997 as compared to $16.6 million for the six months ended June 30, 1996. The increase of 13.3% was due primarily to the increase in average earning assets which grew $132.7 million or 15.0% for the six months ended June 30, 1997 as compared to the same period ended June 30, 1996. Net interest income was decreased by the lower net interest margin of 3.73% for the six months ended June 30, 1997 as compared to 3.77% for the same period of 1996. Higher yields associated with the increase in loans and higher yields on investments increased the yields on interest earning assets by .17% to 8.22% for the six months ended June 30, 1997 as compared to 8.05% for the six months ended June 30, 1996 while the cost of funds increased .17% to 4.84% in the second quarter of 1997 as compared to 4.67% for the same period of 1996.

NONINTEREST INCOME

         The following table reflects various components of noninterest income for each time period reported.

    NONINTEREST INCOME

                                        Three Months Ended June 30,   Six Months Ended June 30,
                                              1997        1996             1997        1996
                                              ----        ----             ----        ----
                                                          (Dollars in Thousands)

Service charges on deposit accounts        $  796      $  485            $1,546     $  936
Trust fees                                    165         176               330        320
Investment services fees                       60          98               112        158
Merchant and loan service fees                438         414               685        630
Recoveries on distressed assets                39          98               189        126
Gain (loss) on sale of loans, net             416         288               593        480
Investment securities gains, net              178          36               237        270
Other income                                  355         401               646        660
                                           ------      ------            ------     ------
     Total noninterest income              $2,447      $1,996            $4,338     $3,580
                                           ------      ------            ------     ------
                                           ------      ------            ------     ------

         Noninterest income for the three months ended June 30, 1997 was approximately $2.4 million as compared to $2.0 million for the same period in 1996. Service charges on deposit accounts increased $311 million or 64.1% as fee based deposit accounts were introduced in the Company's Indiana market including a new line of checking accounts. Gain on sale of loans, net increased $128,000 or 44.4% as the Company increased loan sale activity in the second quarter. Noninterest income for the six months ended June 30, 1997 was approximately $4.3 million as compared to $3.6 million for the same period in 1996. Service charges on deposit accounts provided most of the increase by growing to $1.5 million as compared to $936,000 for the six month period ended June 30, 1996, an increase of 65.2%. Gain on sale of loans, net also increased $113,000 or 23.5%. All other areas of noninterest income were consistent with prior years.

    NONINTEREST EXPENSE

         The following table presents the major components of noninterest expense for each period reported.

    NONINTEREST EXPENSE

                                           Quarter Ended June 30,      Six Months Ended June 30,
                                              1997         1996            1997         1996
                                              ----         ----            ----         ----

                                                            (Dollars in Thousands)

Salaries                                      $2,059       $2,162          $ 4,236      $ 4,142
Benefits                                         827          545            1,415        1,087
                                             -------      -------          -------      -------

      Total salaries and benefits              2,886        2,707            5,651        5,229

Occupancy expense                                537          479            1,148        1,001
Equipment expense                                410          376              831          756
Postage and delivery                             209          146              388          303
Supplies                                         188          290              448          483
Marketing and promotion                          450          364              742          588
Professional services                            275          175              548          288
FDIC insurance                                    53          227              149          446
Amortization of intangibles                      317          312              634          652
Other expense                                  1,233        1,076            2,208        2,157
                                             -------      -------          -------      -------

      Total noninterest expense               $6,558       $6,151          $12,747      $11,903
                                             -------      -------          -------      -------
                                             -------      -------          -------      -------

         Noninterest expense for the three months ended June 30, 1997 was $6.6 million as compared to $6.2 million for the same period in 1996. Total salaries and benefits increased $179,000 or 6.6% to $2.9 million for the three months ended June 30, 1997 as compared to the same period for 1996. Occupancy expense increased $58,000 for the first quarter of 1997 or 12.1% as a new short term lease was written in Indiana at a higher cost and additional space was leased in the Michigan corporate offices. Postage expense increased $63,000, or 43.2%, primarily from mailing requirements for the new line of checking accounts. Marketing costs also increased $86,000 for the three months ended June 30, 1997, or 23.6%, primarily related to the introduction of the new line of checking accounts in the Indiana market. Professional services expenses increased $100,000 in first quarter of 1997, or 57.1%, as the Company incurred costs associated with a consulting firm to assist in the implementation of an organizational structure to meet the demands of a larger institution after the two mergers as well as to eliminate inefficient processes and procedures. FDIC insurance expense decreased $174,000 for the second quarter of 1997, or 76.7%, as compared to the same period in 1996 as the improvement in the fund balances in the Savings Association Insurance Fund was fully capitalized in 1996 which allowed it to reduce assessments. Supplies expense decreased $102,000, or 35.2%, primarily because of costs incurred in the second quarter of 1996 associated with the bank name change.

         Noninterest expense for the six months ended June 30, 1997 was $12.7 million as compared to $11.9 million for the same period in 1996. Salaries and benefits increased $422,000 or 8.1% to $5.7 million for the six months ended June 30, 1997 as compared to the same period in 1996. Occupancy expense increased $147,000, or 14.7%, for the first six months of 1997, primarily related to new leased property. Postage expense increased $85,000, or 28.1%, because of additional mailings associated with the checking account products in the Indiana market. Marketing expenses increased $154,000, or 26.2%, also associated with marketing efforts for the checking program in the Indiana market. Professional services expenses increased $260,000, or 90.3%, in the first six months of 1997 as a consulting firm was hired in late 1996 to assist in the review of organizational structure and processes and procedures efficiencies. FDIC insurance expense decreased $297,000, or 66.6%, in the first six months of 1997 as compared to the same period of 1996 as the Savings Association Insurance Fund was fully capitalized and premiums were reduced.

    INCOME TAXES

         Income taxes were approximately $1.8 million for the three months ended June 30, 1997 and approximately $1.6 million for the same period in 1996. The increase was the result of higher levels of earnings. The effective tax rate was 37.1% for the second quarter of 1997 as compared to 38.8% for the same period in 1996. Income taxes were approximately $3.4 million for the six months ended June 30, 1997 and approximately $2.8 million for the same period in 1996. The increase was the result of higher levels of earnings. The effective tax rate was 35.7% for the second quarter of 1997 as compared to 35.9% for the same period in 1996.


                           ANALYSIS OF FINANCIAL CONDITION

    EARNING ASSETS

         Average earning assets equaled 94.3% of total average assets for the second quarter ended June 30, 1997 as compared to 94.2% of total average assets during the same period in 1996. Generally, the higher earning assets are to total assets, the greater the contribution of Pinnacle's net interest margin to profitability.

         Average loans outstanding for the second quarter of 1997 were $621.6 million as compared to $556.2 million for the same period in 1996, an increase of $65.4. million, or 11.8%. The growth was primarily in commercial loans and consumer home equity loans as greater emphasis and management was placed on this type of lending in the new Indiana market entered in 1995. Average loans outstanding for the six months ended June 30, 1997 were $614.8 million as compared to $539.0 million for the same period in 1996, an increase of $75.8 million, or 14.1%. The growth was also primarily in commercial loans and consumer home equity loans.

         Average investment securities, interest-bearing deposits with financial institutions and fed funds sold were $412.1 million for the second quarter of 1997 as compared to $343.1 million for the same period in 1996, an increase of $69.0 million, or 20.1%, as the Company increased the level of adjustable rate securities that were matched with short-term FHLB advances. Average investment securities, interest-bearing deposits with financial institutions and fed funds sold were $402.9 million for the six months ended June 30, 1997 as compared to $346.0 million for the same period in 1996, an increase of $56.9 million, or 16.4%.

    LIQUIDITY AND FUNDING

         Liquidity is the ability to satisfy demands for extensions of credit, deposit withdrawals, and other customer and operational needs. Traditional sources of liquidity include asset maturities and core deposit growth. Pinnacle maintains a portion of its assets in liquid form to meet anticipated withdrawal requirements and loan demand from customers. At June 30, 1997, cash and due from banks, federal funds sold, and money market instruments equaled approximately $29.6 million. Additional liquidity, is provided by the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank of Indianapolis. As of June 30, 1997, Pinnacle had borrowed $185.0 million from the Federal Home Loan Bank of Indianapolis to match longer term loans and specific securities with matching maturities and repricing features.

         Pinnacle identified investment securities totaling approximately $401.8 million and $372.2 million, respectively, as being available-for-sale at June 30, 1997 and December 31, 1996, respectively, which consequently is available to meet liquidity needs of Pinnacle.

         Proceeds from the sales of securities available-for-sale amounts to $33.1 million in the second quarter of 1997 and $25.0 million in the same period of 1996, with resulting net gains of $178,000 and $35,000, respectively. Proceeds from the sale of securities available-for-sale amounted to $50.5 million in the six month period ended June 30, 1997 and $48.0 million in the same period of 1996, with resulting net gains of $237,000 and $270,000, respectively. At June 30, 1997, net unrealized losses in Pinnacle's total security portfolio amounted to $1.5 million and $4.3 million at June 30, 1996.

         The focus of liquidity management at Pinnacle is to satisfy general operating expenses, to service existing debt, and to take advantage of investment opportunities which Pinnacle's management believes will result in an improved return to stockholders. As Pinnacle is a legal entity separate and distinct from its bank subsidiary, substantially all of Pinnacle's revenue results from dividends paid to it by Pinnacle Bank and from earnings on investments. Dividends paid to Pinnacle by Pinnacle Bank amounted to $1.4 million for the second quarter of 1997 and $1.3 million for the second quarter of 1996. Dividends paid to Pinnacle by Pinnacle Bank amounted to $2.8 million for the six month period ended June 30, 1997 and $2.0 million for the same period of 1996. Under current regulations, the amount of dividends that Pinnacle Bank can declare in 1997 is limited to its 1997 net profits (as defined in the Federal Reserve Act) plus retained profits for 1996 and 1995, unless regulatory approval is obtained.

    SHORT-TERM BORROWINGS
         The following table shows short-term borrowings and average interest rates for each time period reported.


SHORT TERM BORROWINGS
                                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                                               1997           1996           1995
                                                             --------------------------------------
                                                                   (Dollars in thousands)
FEDERAL FUNDS PURCHASED:
   Balance at end of period                                  $  9,925       $ 10,425       $      -
   Weighted average interest rate at end of quarter             6.97%          5.50%          0.00%
   Maximum amount outstanding (1)                            $ 16,294       $ 17,632       $  5,189
   Average amount outstanding                                $  9,110       $ 14,413       $  3,498
   Weighted average interest rate during quarter                5.77%          6.15%          6.28%

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS:
   Balance at end of period                                  $ 43,292       $ 22,746       $ 10,431
   Weighted average interest rate at end of quarter             5.03%          3.99%          3.62%
   Maximum amount outstanding (1)                            $ 52,693       $ 24,288       $ 15,431
   Average amount outstanding                                $ 54,611       $ 23,566       $ 16,043
   Weighted average interest rate during quarter                5.17%          3.91%          4.70%

--------------------------------------
(1)  Based on amount outstanding at month end during quarter


         Federal Home Loan Bank advances, securities sold under repurchase agreements and other borrowings increased $84.3 million, or 54.2%, to approximately $239.9 million at June 30, 1997. The increase was primarily used to match specific adjustable rate security purchases of approximately $40 million and to match fund approximately $30 million in longer term 15 year home equity loans.


                                    ASSET QUALITY

    ALLOWANCE FOR LOAN LOSSES
         The following table summarizes the loan loss experience and provides a breakdown of allowance for loan losses during the quarter and six months ended June 30, 1997 and 1996.

                              LOAN LOSS ANALYSIS TABLE

                                                                 QUARTER-TO-DATE               YEAR-TO-DATE
                                                                    JUNE 30,                     JUNE 30,
(Dollars in thousands)                                        1997           1996           1997           1996
------------------------------------------------------------------------------------------------------------------
Loans Outstanding at end of period,
  net of unearned discount                                                               $  618,997     $  566,383
                                                           -------------------------------------------------------
                                                           -------------------------------------------------------

Average loans for the period                               $  621,624     $  614,841     $  612,474     $  538,979
                                                           -------------------------------------------------------
                                                           -------------------------------------------------------
Allowance for loans losses,
  beginning of period                                      $    5,651     $    5,803     $    5,643     $    5,852
                                                           -------------------------------------------------------
Charge-offs for period:
    Commercial loans                                               93              -            133             40
    Real Estate loans                                              12              5             12             28
    Home Equity loans                                              19              3             19              3
    Consumer loans                                                176            159            410            317
                                                           -------------------------------------------------------
         Total charge-offs                                        300            167            574            388
                                                           -------------------------------------------------------
Recoveries for period:
    Commercial loans                                                1             64              1            116
    Real Estate loans                                              11             10             19             14
    Consumer loans                                                 38             35             77             71
                                                           -------------------------------------------------------
         Total recoveries                                          50            109             97            201
                                                           -------------------------------------------------------
Net charge-offs for the period                                    250             58            477            187
                                                           -------------------------------------------------------
Allowance recorded for
  acquired loans                                                    -              -              -              -
Provision for loan losses                                         325             70            560            150
                                                           -------------------------------------------------------
Allowance for loan losses,
  end of period                                            $    5,726     $    5,815     $    5,726     $    5,815
                                                           -------------------------------------------------------
                                                           -------------------------------------------------------
Ratio of net charge-offs during the
  period to average loans outstanding                            0.04%          0.01%          0.08%          0.03%
                                                           -------------------------------------------------------
                                                           -------------------------------------------------------
Allocation of allowance for loan losses:
    Commercial loans                                                                     $    3,038     $    3,245
    Real Estate loans                                                                         1,352          1,461
    Home Equity loans                                                                           737            492
    Consumer loans                                                                              599            617
                                                           -------------------------------------------------------
         Total allowance for loan losses                                                 $    5,726     $    5,815
                                                           -------------------------------------------------------
                                                           -------------------------------------------------------
Percentage of loans to total gross loans:
    Commercial loans                                                                             37%            31%
    Real Estate loans                                                                            43%            50%
    Home Equity loans                                                                            13%            10%
    Consumer loans                                                                                6%             8%
    Economic development bonds and
      other tax exempt loans                                                                      1%             1%
                                                           -------------------------------------------------------
         Total                                                                                  100%           100%
                                                           -------------------------------------------------------
                                                           -------------------------------------------------------

         For the three months ended June 30, 1997, the provision for loan losses totaled $325,000 as compared to $70,000 for the same period in 1996. The increase was attributable mainly to loan growth and an increase in net charge-offs primarily in consumer loans and lower levels of recoveries in real estate loans of $192,000 in the second quarter as compared to the second quarter of 1996. For the six months ended June 30, 1997, the provision for loan losses totaled $560,000 as compared to $150,000 for the same period in 1996. Net charge-offs for the period ended June 30, 1997 was $477,000 as compared to $187,000 for the same period in 1996. Pinnacle management believes the increase in provisions for loan losses is primarily from the lending emphasis changing to commercial and home equity lending which generally carry higher reserve provisions and not to any general decline in credit quality.

         The allowance for loan losses totaled approximately $5.7 million at June 30, 1997 as compared to approximately $5.8 million at June 30, 1996 and the allowance as a percentage of total loans was .93% and 1.03% respectively, for such dates indicated. The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the above categories of loans at the dates indicated. The allowance is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions prior loss experience, the composition of loan portfolio, and management's evaluation of the collectability of specific loans.







                                 NONPERFORMING ASSETS

         Nonperforming assets include nonaccruing loans, restructured loans, contractually past due 90 days or more but still accruing loans, and other real estate owned. The following table presents detailed information concerning nonperforming assets at June 30, 1997 and December 31, 1996.

                                                                           JUNE 30,    DECEMBER 31,
(Dollars in thousands)                                                       1997         1996
---------------------------------------------------------------------------------------------------
Nonperforming assets  (a) :
  Nonaccruing loans:
     Real estate                                                        $        288   $        293
     Commercial                                                                3,137            388
     Home equity                                                                  27              -
     Other                                                                        64             80
---------------------------------------------------------------------------------------------------
        Total nonaccruing loans                                                3,516            761

  Contractually past due but still accruing loans (a)
     Real estate                                                        $      1,300   $      1,849
     Commercial                                                                2,168          1,773
     Home equity                                                                 263            161
     Other                                                                       141            133
---------------------------------------------------------------------------------------------------
        Total contractually past due but still accruing loans (a)              3,872          3,916

  Restructured loans                                                             177            227
---------------------------------------------------------------------------------------------------
     Total nonperforming loans                                                 7,565          4,904

  Other real estate owned                                                      1,532          1,698
---------------------------------------------------------------------------------------------------
     Total nonperforming assets                                         $      9,097   $      6,602
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

  Nonperforming loans / loans                                                   1.22%          0.80%
  Nonperforming assets / loans and other real estate owned                      1.47%          1.08%
  Reserve for possible loan losses / nonperforming loans                       75.69%        115.07%
  Reserve for possible loan losses / nonperforming assets                      62.94%         85.47%
---------------------------------------------------------------------------------------------------

(a)    Accruing loans past due 90 days or more.


         The increase in total nonperforming loans from December 31, 1996 to June 30, 1997 is primarily due to an increase in commercial nonaccruing loans of $2.7 million.

         Management's determination regarding the accrual of interest on loans that were 90 days or more past due but still accruing is based on the availability and sufficiency of collateral and the status of collection efforts. In the present lending environment, certain of such loans could become nonperforming assets and/or result in charge-offs in the future.

         Management continues to focus on asset quality and its potential impact on the provision and the reserve for possible loan losses. The Company believes that it has responded appropriately to the current economic environment, and is prepared to forego transactions which do not meet is quality standards.

         Effective January 1, 1995, the Company adopted the Financial Accounting Standard Board's Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan and SFAS 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures". A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due. Under SFAS 114 and SFAS 118, "impaired" loans must be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent. SFAS 114 and SFAS 118 do not apply to certain groups of small-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, or debt securities, Prior to January 1, 1995, the Company's impaired loans were described as, and included in, nonaccrual loans. The adoption of the Statements had no effect on the Company's nonperforming assets or financial statements.

         SFAS 114 and SFAS 118 also require additional disclosures. As a result, the Company has expanded its accounting policy regarding the recognition of interest income on loans to read as follows: "Interest income is not accrued on loans where management has determined that the borrowers may be unable to meet contractual principal and/or interest obligations, or where interest or principal is 90 days or more past due, unless the loans are adequately secured and in the process of collection. When a loan is placed on nonaccrual status (which includes "impaired" loans), interest accruals cease and uncollected accrued interest is reversed and charged against current income. Nonaccrual loans are generally not returned to accruing status until principal and interest payments have been brought current and full collectibility is reasonably assured. Cash receipts on nonaccrual loans are generally applied to the principal balance until the remaining balance is considered fully collectible, at which time interest income may be recognized according to the revised terms."

         As of June 30, 1997, under SFAS 114 and SFAS 118, the Company's impaired loans totaled $806,000 (of which $298,000 were on a nonaccrual basis). The related allowance for loan loss on these impaired loans at June 30, 1997, was $396,000. The Company's impaired loans averaged $828,000 for the six months ended June 30, 1997. Interest income of approximately $25,000 was recognized, all of which was on an accrual basis, on impaired loans for the six months ended June 30, 1997. Charge-offs of approximately $73,000 were recognized on impaired loans during the six months ended June 30, 1997.

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

         Net charge-offs were $250,000 in the second quarter of 1997, compared to $58,000 in the second quarter of 1996. In the second quarter of 1997 and 1996, respectively, net charge-offs included $92,000 and -$64,000 (recoveries) related to commercial borrowers, $157,000 and $127,000 in consumer credits and $1,000 and -$5,000 (recoveries) in real estate credits.

         Net charge-offs were $477,000 for the six months ended June 30, 1997, compared to $187,000 for the same period of 1996. For the six month period ended June 30, 1997 and 1996, respectively, net charge-offs included $132,000 and -$76,000 (recoveries) related to commercial borrowers, $352,000 and $249,000 in consumer credits and -$7,000 (recoveries) and $14,000 in real estate credits.

    POTENTIAL PROBLEM LOANS

         In addition to the loans classified as nonaccrual or greater than 90 days delinquent and still accruing interest, there were other loans of approximately $3.9 million and $3.6 million at June 30, 1997 and December 31, 1996, respectively, where management is closely following the borrower's ability to continue to comply with loan payment terms. Current conditions do not warrant classification as nonperforming, nor is any principal loss on these loans considered likely at this time.

    FOREIGN LOANS

         The Company's loans outstanding to borrowers in foreign countries as of June 30, 1997 and 1996 did not exceed 1% of its total assets.

    LOAN CONCENTRATIONS

         As of June 30, 1997 and December 31, 1996, there were no concentrations of loans to individual borrowers that exceed 10% of total loans.







                                       CAPITAL

    CAPITAL COMPONENTS

         The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established a capital-based supervisory system of prompt corrective action for all depository institutions. The bank regulatory agencies implementing rule under FDICIA defines "well-capitalized" institutions (the highest possible rating) as those whose capital ratios equal or exceed all the following: Tier I Risk-Based Ratio, 6.00%, Total Risk-Based Ratio, 10.00%, and Tier I Leverage Ratio, 5.00%. At June 30, 1997 and December 31, 1996, the Company and its subsidiary reported capital ratios in excess of these well capitalized standards.

    The Company's and the Bank's actual capital amounts and rations are also presented in the table.

                                                                                                                TO BE WELL
                                                                                                             CAPITALIZED UNDER
                                                                                  FOR CAPITAL                PROMPT CORRECTIVE
                                                       ACTUAL                  ADEQUACY PURPOSES             ACTION PROVISIONS
                                             -------------------------     -------------------------     -------------------------
                                               AMOUNT           RATIO        AMOUNT           RATIO        AMOUNT           RATIO
                                               ------           -----        ------           -----        ------           -----
AS OF JUNE 30, 1997
TOTAL CAPITAL (TO RISK WEIGHTED ASSETS):
  Consolidated                               $  75,398          13.92%     $  43,322           8.00%     $  54,153          10.00%
  Pinnacle Bank                                 72,353          13.42         43,119           8.00         53,898          10.00
TIER I CAPITAL (TO RISK WEIGHTED ASSETS):
  Consolidated                               $  69,672          12.87%     $  21,661           4.00%     $  32,492           6.00%
  Pinnacle Bank                                 66,627          12.36         21,559           4.00         32,339           6.00
TIER I CAPITAL (TO AVERAGE ASSETS):
  Consolidated                               $  69,672           6.39%     $  46,379           4.00%     $  57,974           5.00%
  Pinnacle Bank                                 66,627           6.12         43,577           4.00         54,471           5.00


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

         To manage Pinnacle's exposure to changes in interest rate, management of Pinnacle closely monitors its interest rate risk. An asset/liability committee consisting of senior officers meets regularly and reviews Pinnacle's interest rate risk position and makes recommendation for adjustments to the position. In addition, the Board of Directors of Pinnacle periodically reviews Pinnacle's asset/liability position, including simulations of the effect on Pinnacle's earnings and capital of various interest rate scenarios.

         In managing its asset/liability mix, and depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, Pinnacle may place somewhat greater emphasis on maximizing its net interest margin than on matching the interest rate sensitivity of its assets and liabilities in an effort to increase its net income. Management believes that the increased net income results from a mismatch in the maturity of its asset and liability portfolios can, during periods of declining or stable interest rates, provide high enough returns to justify the increase exposure to sudden and unexpected increases in interest rates which can result from such mismatch. As a result, there may be relatively more exposure to rapid increases in interest rates than some other institutions which concentrate principally on matching the duration of their assets and liabilities.

         Pinnacle is managing its current negative gap position by emphasizing variable rate loans, investing in short-term securities, and encouraging longer term deposit products through pricing strategies. The following table sets forth management's estimate of the projected maturities and/or repricing of Pinnacle's assets and liabilities as of June 30, 1997. In preparing the table, management of Pinnacle has assumed that loans prepay to varying degrees based on type, maturity and rate. Certificates of deposit have been entered into the analysis based on contractual maturity.

                          INTEREST RATE SENSITIVITY/GAP ANALYSIS


JUNE 30, 1997                                                 INTEREST RATE SENSITIVITY PERIOD
---------------------------------------------------------------------------------------------------------------------------------
                                               0 - 3          4 - 6          7 - 9        10 - 12         OVER 1
(Dollars in thousands)                         MONTHS         MONTHS         MONTHS        MONTHS           YEAR          TOTAL
---------------------------------------------------------------------------------------------------------------------------------
ASSETS:
  Interest-bearing deposits
     with financial institutions             $   4,405      $       -      $       -      $       -      $       -     $    4,405
  Securities available for sale                101,258         35,320          9,909          5,693        249,581        401,761
  Loans                                        180,103         32,968         28,251         28,094        349,581        618,997
  Nonearning assets                                  -              -              -              -              -         66,390
                                             ------------------------------------------------------------------------------------
     Total Assets                            $ 285,766      $  68,288      $  38,160      $  33,787      $ 599,162     $1,091,553
                                             ------------------------------------------------------------------------------------
                                             ------------------------------------------------------------------------------------
FUNDING SOURCES:
  Interest-bearing demand                    $       -      $  47,767      $       -      $       -      $  25,453     $   73,220
  Savings and time deposits                    155,679        172,762         26,754         21,599        250,568        627,362
  Federal Home Loan Bank
     advances                                   55,500         10,000         33,900         22,600         63,021        185,021
  Other borrowings                              43,559              -         11,315              -              -         54,874
  Noninterest bearing sources                        -              -              -              -              -        151,076
                                             ------------------------------------------------------------------------------------
     Total funding sources                   $ 254,738      $ 230,529      $  71,969      $  44,199      $ 339,042     $1,091,553
                                             ------------------------------------------------------------------------------------
                                             ------------------------------------------------------------------------------------
REPRICING/MATURITY GAP
  Period                                     $  31,028      $(162,241)     $ (33,809)     $ (10,412)     $ 260,120
  Cumulative                                 $  31,028      $(131,213)     $(165,022)     $(175,434)     $  84,686
Cumulative rate sensitivity
  assets/Cumulative rate
  sensitivity funding sources                  112.18%         72.96%         70.39%         70.83%        109.00%
                                             ------------------------------------------------------------------------------------

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

                          IMPACT OF NEW ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 12). SFAS No. 128 supersedes APB Opinion 15, "Earnings Per Share", and specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS No. 128 was issued to simplify the computations of EPS and to make the U.S. standard more compatible with the EPS standards of the International Accounting Standards Committee. It replaces the presentation of primary and fully-diluted EPS with a presentation of basic and diluted EPS, respectively. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

         Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares of outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully-diluted EPS under APB 15.

         SFAS No. 128 is effective for financial statements for both interim and annual periods ending December 15, 1997 and is not expected to have a material impact on the Company.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129). SFAS No 129 provides required disclosures for the capital structure of both public and nonpublic companies and is effective for financial statements for periods ending after December 15, 1997. The required disclosures had been included in a number of separate statements and opinions. As such, the issuance of SFAS No. 129 is not expected to require significant revision of prior disclosures.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for reporting and the presentation of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997 and is not expected to have a material impact on the Company.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial periods beginning after December 15, 1997 and is not expected to have a material impact on the Company.

PART II  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

    a.   Exhibits

         Exhibit 27 -- Financial Data Schedule

    b.   Reports on Form 8-K

         None

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PINNACLE FINANCIAL SERVICES, INC.


DATE:   August 14, 1997                By: /s/ David W. Kolhagen
                                           -----------------------------------
                                           David W. Kolhagen
                                           Senior Vice President & Chief
                                           Financial Officer