Form 10-Q
period 1997-09-30
PINNACLE FINANCIAL SERVICES INC
filed 1997-11-14
CIK 853461

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                      FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from                    to
                               ------------------    ------------------


                           Commission file number #0-17937


                          PINNACLE FINANCIAL SERVICES, INC.
                (Exact name of registrant as specified in its charter)

           MICHIGAN                                38-2671129
(State or other Jurisdiction of         (IRS Employer Identification No.)
Incorporation or Organization)

 830 PLEASANT STREET, ST. JOSEPH, MICHIGAN                   49085
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:     (616) 983-6311


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


The number of shares of common stock, no par value per share, outstanding was 12,348,632 at November 13, 1997.

PINNACLE FINANCIAL SERVICES, INC.

FORM 10-Q
September 30, 1997


              TABLE OF CONTENTS                                     PAGE

PART I                          FINANCIAL INFORMATION
Item 1.   Financial Statements

    Consolidated Balance Sheets
    September 30, 1997; December 31, 1996                            00
                                                                     --

    Consolidated Statements of Income
    Nine Months and Quarter Ended September 30, 1997 and 1996        00
                                                                     --

    Consolidated Statements of Stockholders' Equity
    Nine Months Ended September 30, 1997 and 1996                    00
                                                                     --

    Consolidated Statements of Cash Flows
    Nine Months Ended September 30, 1997 and 1996                    00

    Notes to Consolidated Financial Statements                       00
                                                                     --


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                          00
                                                                     --


PART II                           OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders         00
                                                                     --

Item 6.  Exhibits and Reports on Form 8-K                            00
                                                                     --

    Signatures                                                       00
                                                                     --

PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS


                                                                               (UNAUDITED)         (UNAUDITED)
(Dollars in thousands, except per share data)                                     9/30/97            12/31/96
--------------------------------------------------------------------------------------------------------------
ASSETS:
    Cash and cash equivalents:
         Cash and due from banks                                               $   44,477          $   60,692
         Federal funds sold                                                             -              15,750
                                                                               ----------          ----------
              Total cash and cash equivalents                                      44,477              76,442

    Interest-bearing deposits with financial institutions                           7,940              13,172
    Securities available-for-sale:
         Taxable                                                                  461,289             504,911
         Tax-exempt                                                                33,225              22,374
    Loans, net of unearned income:
         Real Estate                                                              803,567             750,064
         Commercial                                                               473,829             430,242
         Tax-exempt                                                                10,298               9,686
         Consumer                                                                 246,029             239,186
                                                                               ----------          ----------
              Subtotal Loans                                                    1,533,723           1,429,178
    Less allowance for loan losses                                                 14,414              15,309
                                                                               ----------          ----------
         Net loans                                                              1,519,309           1,413,869
    Premises and equipments, net                                                   28,152              26,082
    Accrued interest receivable and other assets                                   91,916              79,573
                                                                               ----------          ----------
         Total assets                                                          $2,186,308          $2,136,423
                                                                               ----------          ----------

Liabilities:
    Deposits:
         Noninterest bearing demand                                            $  113,513          $  122,415
         Interest-bearing demand                                                  148,132             153,637
         Savings                                                                  448,092             427,133
         Time                                                                     762,219             776,148
                                                                               ----------          ----------
         Total deposits                                                         1,471,956           1,479,333
    Federal Home Loan Bank advances                                               428,571             369,238
    Securities sold under repurchase agreements and other borrowings               86,639             102,206
    Accrued interest payable and other liabilities                                 23,445              15,388
                                                                               ----------          ----------
         Total liabilities`                                                     2,010,611           1,966,165

Stockholders' Equity:
    Common Stock; no par value; 15,000,000 shares authorized;
         12,340,458 shares issued and outstanding at September 30, 1997;
         12,151,514 shares issued and outstanding at December 31,1996.             19,110              19,110
    Additional paid in capital                                                     69,581              78,193
    Treasury Stock                                                                      -             (10,304)
    Guaranteed ESOP Obligation                                                          -                (380)
    R.R.P.                                                                              -                  (4)
    Retained earnings                                                              85,331              83,598
    Net unrealized gain (loss) on securities available-for-sale                     1,675                  45
                                                                               ----------          ----------
         Total stockholders' equity                                               175,697             170,258
                                                                               ----------          ----------
         Total liabilities and stockholders' equity                            $2,186,308          $2,136,423
                                                                               ----------          ----------
                                                                               ----------          ----------

PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                      QUARTER ENDED                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                    SEPTEMBER 30,
(Dollars in thousands, except per share data)                     1997              1996           1997             1996
-----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
    Interest and fees on loans:
         Taxable                                               $    32,916       $    28,886    $    94,336      $    83,947
         Tax-exempt                                                    144                99            449              256
    Interest and dividends on securities:
         Available-for-sale
              Taxable                                                8,883             8,002         27,876           21,835
              Tax-exempt                                               463               276          1,029              847
    Interest on federal funds sold                                      67                46            129              150
    Interest on interest-bearing deposits with
     financial institutions                                            198               120            512              742
                                                                -------------------------------------------------------------
         Total interest income                                      42,671            37,429        124,331          107,777

INTEREST EXPENSE:
    Interest on deposits                                            15,989            15,362         47,154           44,805
    Interest on Federal Home Loan Bank advances                      6,623             4,031         18,136           10,734
    Interest on securities sold under repurchase and
     other borrowings                                                1,106               684          3,484            2,109
                                                                -------------------------------------------------------------
         Total interest expense                                     23,718            20,077         68,774           57,648
                                                                -------------------------------------------------------------
         Net interest income                                        18,953            17,352         55,557           50,129
    Provision for loan losses                                          850               810          2,520            1,571
                                                                -------------------------------------------------------------
         Net interest income, after provision for loan losses       18,103            16,542         53,037           48,558
                                                                -------------------------------------------------------------

NONINTEREST INCOME:
    Service charges on deposit accounts                              1,508             1,011          4,167            3,059
    Trust income                                                       221               207            643              620
    Securities gains and losses, net                                   277               139            515              409
    Other income                                                     3,409             1,926          8,474            5,110
                                                                -------------------------------------------------------------
         Total noninterest income                                    5,415             3,283         13,799            9,198

NONINTEREST EXPENSES:
    Salaries and benefits                                            5,570             5,016         17,636           15,830
    Occupancy expense                                                1,121             1,072          3,360            3,112
    Equipment expense                                                  777               859          2,416            2,511
    FDIC insurance premiums                                            170             5,660            502            7,494
    Other expense                                                   16,052             4,582         25,004           12,919
                                                                -------------------------------------------------------------
         Total noninterest expenses                                 23,690            17,189         48,918           41,866
                                                                -------------------------------------------------------------
    Income before federal income tax expense                          (172)            2,636         17,918           15,890
    Income tax expense                                                 959               579          7,099            4,838
                                                                -------------------------------------------------------------
         Net income                                            $    (1,131)      $     2,057    $    10,819      $    11,052
                                                                -------------------------------------------------------------
                                                                -------------------------------------------------------------
Net income per common share                                    $     (0.09)      $      0.17    $      0.89      $      0.91
                                                                -------------------------------------------------------------
                                                                -------------------------------------------------------------
Weighted average shares outstanding                             12,300,642        12,019,190     12,212,113       12,033,668
                                                                -------------------------------------------------------------
                                                                -------------------------------------------------------------
Cash dividends declared per common share                       $     0.235       $      0.21    $      0.71      $      0.61
                                                                -------------------------------------------------------------
                                                                -------------------------------------------------------------

PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED STOCKHOLDERS' EQUITY SCHEDULE


                                                                       ADDITIONAL                              GUARANTEED
                                                         COMMON         PAID-IN       RETAINED     TREASURY       ESOP
(Dollars in thousands)                                    STOCK         CAPITAL       EARNINGS      STOCK      OBLIGATIONS
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1996                                  19,110          77,486        76,242       (9,711)          (591)

Net income                                                     -               -        11,052            -              -
Common stock issuance, net of stock, offering costs            -            (259)            -            -              -
Cash dividends declared, $.61 per share                        -               -        (6,619)           -              -
Common stock issuance upon exercise of options                 -             171             -            -              -
Repurchase of common stock                                     -               -             -         (605)             -
Payments made to guaranteed ESOP obligation                    -               -             -            -            161
Amortization of RRP contribution                               -               -             -            -              -
Issuance of treasury stock                                     -             (10)            -           19              -
Change in unrealized losses for securities
  available-for-sale, net of tax effect of $410                -               -             -            -              -
                                                        ---------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1996                               19,110          77,388        80,675      (10,297)          (430)
Net income                                                     -               -         5,033            -              -
Cash dividends declared, $.21 per share                        -               -        (2,110)           -              -
Common stock issuance upon exercise of options                 -             742             -            -              -
Repurchase of common stock                                     -               -             -           (7)             -
Payments made to guaranteed ESOP obligation                    -               -             -            -             50
Amortization of RRP contribution                               -               -             -            -              -
Tax benefit related to benefit plans                           -              63             -            -              -
Change in unrealized gains for securities
  available-for-sale, net of tax effect of $466                -               -             -            -              -
                                                        ---------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                                19,110          78,193        83,598      (10,304)          (380)
Net income                                                     -               -        10,819                           -
Common stock issuance upon exercise of options                 -           1,267             -                           -
Cash dividends declared, $.705 per share                       -                        (8,342)                          -
Payments made to guaranteed ESOP obligation                    -                                                      (380)
Amortization of RRP contribution                               -
Issuance of treasury stock                                     -           -1125                      1,550
Retirement of treasury stock                                   -           -8754                      8,754
Adjustment for change in fiscal year
Change in unrealized gains for securities
  available-for-sale, net of tax effect of $(757)              -                             -
                                                        ---------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1997                               19,110          69,581        85,331            -              -
                                                        ---------------------------------------------------------------------
                                                        ---------------------------------------------------------------------


                                                                     NET UNREALIZED
                                                                     GAINS (LOSSES)
                                                                      ON SECURITIES
                                                                      AVAILABLE-FOR
(Dollars in thousands)                                      RRP            SALE        TOTAL
--------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1996                                     (21)          1,942       164,457

Net income                                                     -               -        11,052
Common stock issuance, net of stock, offering costs            -               -          (259)
Cash dividends declared, $__ per share                         -               -        (6,619)
Common stock issuance upon exercise of options                 -               -           171
Repurchase of common stock                                     -               -          (605)
Payments made to guaranteed ESOP obligation                    -               -           161
Amortization of RRP contribution                             (13)              -            13
Issuance of treasury stock                                     -               -             9
Change in unrealized losses for securities
  available-for-sale, net of tax effect of $_________          -          (4,937)       (4,937)
                                                        ------------------------------------------

BALANCE, SEPTEMBER 30, 1996                                   (8)         (2,995)      163,443
Net income                                                     -               -         5,033
Cash dividends declared, $__ per share                         -               -        (2,110)
Common stock issuance upon exercise of options                 -               -           742
Repurchase of common stock                                     -               -            (7)
Payments made to guaranteed ESOP obligation                    -               -            50
Amortization of RRP contribution                              (4)              -             4
Tax benefit related to benefit plans                           -               -            63
Change in unrealized gains for securities                                                    -
  available-for-sale, net of tax effect of $466                -           3,040         3,040
                                                        ------------------------------------------

BALANCE, DECEMBER 31, 1996                                    (4)             45       170,258
Net income                                                                     -        10,819
Common stock issuance upon exercise of options                                 -         1,267
Cash dividends declared, $__ per share                                         -        (8,342)
Payments made to guaranteed ESOP obligation                                                380
Amortization of RRP contribution                               4                             4
Issuance of treasury stock                                                                 425
Retirement of treasury stock                                                                 -
Adjustment for change in fiscal year                                                      (744)
Change in unrealized gains for securities
  available-for-sale, net of tax effect of $(757)                          1,630         1,630
                                                        ------------------------------------------

BALANCE, SEPTEMBER 30, 1997                                    -           1,675       175,697
                                                        ------------------------------------------
                                                        ------------------------------------------

PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                     1997         1996
                                                                                  ----------------------
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                    $  10,819    $  11,052
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                                 3,559        3,705
        Net amortization on loans and securities                                        516        1,208
        Provision for loan losses                                                     2,520        1,571
        Deferred federal income taxes                                                  (910)        (937)
        Mortgage loans purchased under agreement to resell                         (936,133)    (804,324)
        Proceeds from sales of mortgage loans purchased under agreements to
         resell                                                                     869,489      782,844
        Mortgage loans originated for sale                                          (34,954)    (130,313)
        Proceeds from sales of loans                                                 91,683      132,706
        Gain on sale of securities, net                                                (515)        (409)
        Gain on sale of loans, net                                                   (1,375)        (653)
        Increase in interest receivable and other assets                            (11,911)      (2,641)
        Increase in interest payable and other liabilities                            6,412          217
                                                                                  ----------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                       (800)      (5,974)
                                                                                  ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase) decrease in loans, excluding loan sales,
        purchases, and originated for sale                                          (59,106)     (88,505)
    Purchases of loans                                                              (38,014)     (58,318)
    Purchases of securities available-for-sale                                     (155,981)    (242,840)
    Purchases of securities held-to-maturity                                              -            -
    Proceeds from sales of securities available-for-sale                            137,483       93,665
    Proceeds from maturities and paydowns of securities
        available-for-sale                                                           51,590       54,320
    Proceeds from maturities and paydowns of securities
        held-to-maturity                                                                  -            -
    Net increase in interest-bearing deposits with financial institutions             5,232       41,147
    Capital expenditures                                                             (4,124)      (2,628)
    Adjustment to conform change in fiscal year                                         (77)
                                                                                  ----------------------
       NET CASH USED BY INVESTING ACTIVITIES                                        (62,997)    (203,159)
                                                                                  ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                                              (7,377)      82,106
    Net increase in securities sold under repurchase agreements
        and other borrowings                                                         43,766      133,194
    Common stock issued                                                               2,139         (636)
    Dividends paid                                                                   (6,697)      (6,501)
                                                                                  ----------------------
       NET CASH USED BY FINANCING ACTIVITIES                                         31,831      208,163
                                                                                  ----------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (31,966)        (970)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       76,442       63,042
                                                                                  ----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  44,476    $  62,072
                                                                                  ----------------------
                                                                                  ----------------------
SUPPLEMENTAL DISCLOSURES:
        Interest paid                                                             $  65,192    $  57,270
        Federal income taxes paid                                                 $   6,910    $   6,582
        Loans transferred to other real estate owned                              $     840    $     550


--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain amounts included in the prior period financial statements have been reclassified to conform with the current financial statement presentation. The operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

         For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

NOTE 2.  MERGERS AND ACQUISITIONS

         On August 1, 1997, the Company issued 4,790,736 and 1,553,144 shares of its common stock in exchange for all outstanding common stock of Indiana Federal Corporation ("IFC") and CB Bancorp, Inc. ("CB"), respectively, both of which are thrift holding companies located in Valparaiso and Michigan City, Indiana, respectively. The business combinations have been accounted for as pooling-of-interests transactions, and accordingly, the consolidated financial statements for periods prior to the combinations have been restated to include the accounts and results of operations of IFC and CB.

         The results of the operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):

                                      Six months ended      Nine months ended
                                          June 30,           September 30,
                                            1997           1997          1996
                                           ------         ------        ------
         Net interest income:
              Pinnacle                     18,430         26,153        25,031
              IFC                          13,546         21,253        18,956
              CB                            4,628          8,151         6,142
                                           ------         ------        ------
              Consolidated                 36,604         55,557        50,129
                                           ------         ------        ------
                                           ------         ------        ------

         Other noninterest income:
              Pinnacle                      4,338          7,240         5,256
              IFC                           3,076          4,828         2,736
              CB                              970          1,731         1,206
                                           ------         ------        ------
              Consolidated                  8,384         13,799         9,198
                                           ------         ------        ------
                                           ------         ------        ------

         Net income:
              Pinnacle                      6,080          3,181         6,285

              IFC                           4,251          5,739         3,201
              CB                            1,619          1,899         1,566
                                           ------         ------        ------
              Consolidated                 11,950         10,819        11,052
                                           ------         ------        ------
                                           ------         ------        ------

         Prior to the combination, CB's fiscal year ended March 31. In recording the pooling-of-interests combination, CB's financial statements for the nine months ended September 30, 1997 were combined with the Company's and IFC's financial statements for the same period. CB's financial statements for the nine months ended December 31, 1996 were combined with the Company's and IFC's financial statements for the nine months ended September 30, 1996. An adjustment has been made to stockholders' equity as of September 30, 1997, to eliminate the effect of including CB's results of operations for the three months ended March 31, 1997 in both the year and nine months ended December 31, 1996 and September 30, 1997, respectively.

NOTE 3:  ACCOUNTING FOR IMPAIRED LOANS

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

NOTE 4: ACCOUNTING FOR TRANSFERS AND SERVICING FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES

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

NOTE 5:  COMMITMENTS - PROPOSED TRANSACTION

         On October 14, 1997 the Company entered into a definitive agreement to sell the Company to CNB Bancshares,. Inc. ("CNB") of Evansville, Indiana ($4.4 billion in total assets). The fixed exchange rate was 1.0365 shares of CNB Common Stock issued for each share issued and outstanding of Pinnacle Common Stock, and it is anticipated to be accounted for using the pooling-of-interests method. The sale is subject to shareholder and regulatory approval and expected to close in the second quarter of 1998.

NOTE 6:  PER COMMON SHARE DATA

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

    ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                              CONDITION AND
                                RESULTS OF OPERATIONS

         The following discussion provides information regarding the financial condition and results of operations of Pinnacle Financial Services, Inc. (the "Company" or "Pinnacle") for the nine month period ended September 30, 1997 and are not necessarily indicative of results to be attained for any other period. This discussion should be read in conjunction with the consolidated financial statements, results of operations and related notes, and the statistical information and financial data appearing in this report as well as the 1996 Annual Report on Form 10-K of Pinnacle Financial Services, Inc.


DESCRIPTION OF THE COMPANY

         Pinnacle Financial Services, Inc. is a registered bank holding company that was organized under the laws of the State of Michigan in 1986 in connection with the June 30, 1986 reorganization of Pinnacle Bank, a Michigan state banking corporation then known as "The Peoples State Bank of St. Joseph" ("Pinnacle Bank"), into a wholly-owned subsidiary of Pinnacle. Pinnacle is one of the leading full-service community-banking institutions in southwestern Michigan and northern Indiana. Pinnacle has 2 non-bank subsidiaries, Pinnacle Financial Consultants, Inc., a fully disclosed broker dealer and IndFed Mortgage Company. Pinnacle's principal executive offices are located at 830 Pleasant Street, St. Joseph, Michigan 49085, and its telephone number is (616) 983-6311.

         At the close of business on August 1, 1997, Indiana Federal Corporation ("IFC") and CB Bancorp, Inc. ("CB") were merged into Pinnacle, creating a $2.2 billion bank holding company. Each of IFC's and CB's principal operating subsidiaries, federally chartered savings institutions, was merged into Pinnacle Bank in simultaneous transactions.

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

         Pinnacle Bank, which is headquartered in St. Joseph, Michigan, has two non-bank subsidiaries: Starke's, Inc., an insurance agency, and Brookview Real Estate, Ltd., a real estate development company. Pinnacle Bank currently operates through 47 branch offices located in a region extending from southwestern Michigan to the Illinois state line, and through 4 loan production offices located in Merrillville, Mishawaka, and Lafayette, Indiana and St. Joseph, Michigan. Pinnacle Bank focuses on providing personalized, high-quality and comprehensive service in order to develop and maintain long-term, multiple account relationships with customers.

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

         Pinnacle has approximately $2.2 billion in total assets as of September 30, 1997. Pinnacle returned (.21%) on average assets for the third quarter of 1997 as compared to .42% for the same period of 1996. Pinnacle returned 0.67% on average assets for the nine months ended September 30, 1997 as compared to .77% for the same period of 1996. Pinnacle incurred $8.0 million in after tax restructuring charges in connection with the acquisition of Indiana Federal Corporation and CB Bancorp during the third quarter of 1997. Additionally, Pinnacle incurred $3.6 million after tax as a result of the one time SAIF charge recorded during the third quarter of 1996. Return on assets without the restructuring charges would have been 1.25% for the third quarter of 1997 and 1.19% for the nine months ended September 30, 1997. Return on assets without the one time SAIF charge would have been 1.16% for the third quarter of 1996 and 1.04% for the nine months ended September 30, 1996.

         For the third quarter of 1997, Pinnacle's return on average equity was (2.56%) as compared to 5.08% for the same period of 1996. Pinnacle's return on average equity was 8.40% for the nine months ended September 30, 1997 as compared to 9.02% for the same period of 1996. Without the restructuring charges, return on average equity for the third quarter of 1997 would have been 15.56% and the nine months ended September 30, 1997 would have been 14.88%. Without the SAIF charge, return on average equity for the third quarter of 1996 would have been 13.96% and the nine months ended September 30, 1996 would have been 11.95%.

         Pinnacle believes its success is in part attributable to a growth strategy that has (i) increased assets to $2.2 billion as of September 30, 1997, and (ii) increased net loans to $1.5 billion as of September 30, 1997, primarily through three acquisitions in the Indiana market since 1995. On December 1, 1995, Pinnacle entered the Indiana market by way of the acquisition of Maco Bancorp ($412.8 million in assets) and on August 1, 1997 added Indiana Federal Corporation ($837.0 million in assets) and CB Bancorp ($227.0 million in assets). Pinnacle's loan to deposit ratio was approximately 104.2% at September 30, 1997. Pinnacle's growth has been generated internally through customer retention and cross-selling programs and externally through acquisitions. Since 1988, Pinnacle has consummated seven acquisitions, four of which involved thrifts.

         Through its acquisition strategy, Pinnacle seeks to diversify and expand both its market area and asset base, and to increase its profitability.

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

         In connection with the Maco Acquisition, Mr. Ansary and Pinnacle entered into certain agreements, including a Standstill Agreement dated as of December 1, 1995 (the "Standstill Agreement"). The Standstill Agreement obligated Mr. Ansary, through December 31, 1999 (unless it is sooner terminated) to vote all Pinnacle voting securities of which he is the beneficial owner in accordance with the written directions of Pinnacle's management.

         The Standstill Agreement provided that certain limitations imposed by it on Mr. Ansary's beneficial ownership of Pinnacle Common Stock would terminate if, among other things, the aggregate percentage of voting securities of Pinnacle beneficially owned by the directors of Pinnacle as a group declined by more than one-third from the aggregate percentage so held as of the date of the Maco Acquisition. Consummation of the IFC and CB Mergers caused such aggregate percentage to decline by more than one-third. Accordingly, the foregoing limitations terminated upon consummation of the Mergers.

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

         On August 1, 1997, the Company issued 4,790,736 and 1,553,144 shares of its common stock in exchange for all outstanding common stock of Indiana Federal Corporation ("IFC") and CB Bancorp ("CB"), respectively, both of which are thrift holding companies located in Valparaiso and Michigan City, Indiana, respectively. The business combinations have been accounted for as pooling-of-interests transactions, and accordingly, the consolidated financial statements for periods prior to the combinations have been restated to include the accounts and results of operations of IFC and CB.

         On October 14, 1997 the Company entered into a definitive agreement to sell the Company to CNB Bancshares,. Inc. ("CNB") of Evansville, Indiana ($4.4 billion in total assets). The fixed exchange rate was 1.0365 shares of CNB Common Stock issued for each share issued and outstanding of Pinnacle Common Stock, and it is anticipated to be accounted for using the pooling-of-interests method. The sale is subject to shareholder and regulatory approval and is expected to close in the second quarter of 1998.

                           OVERVIEW AND FINANCIAL CONDITION


    NET INCOME
         For the three months ended September 30, 1997, the Company reported net loss of approximately $1.1 million or $(.09) per share, as compared to net income of approximately $2.1 million, or $.17 per share for three months ended September 30, 1996, an decrease in net income of 155.0% and 152.9% on a per share basis. For the nine months ended September 30, 1997, the Company reported net income of approximately $10.8 million or $.89 per share, as compared to net income of approximately $11.1 million or $.91 per share for the same period in 1996. The decrease in net income was largely the result of the restructuring charges in connection with the acquisition of IFC and CB in the third quarter of 1997, offset by the one-time SAIF charge in the third quarter of 1996. Net income without the restructuring charges would have been $6.9 million or $.56 per share, as compared to $5.7 million or $.47 per share for the three months ended September 30, 1997 and 1996, respectively, an increase of 22.3%.

    BALANCE SHEET
         Total assets at September 30, 1997 and at December 31, 1996 were approximately $2.2 billion and $2.1 billion respectively. Average earning assets equaled 93.4% of total average assets for the quarter ended September 30, 1997 as compared to 93.4% of total average assets for the quarter ended September 30, 1996. The following table summarizes the components of Pinnacle's total assets, loans, net, total deposits and stockholders' equity for the time periods indicated.

                          OVERVIEW AND FINANCIAL HIGHLIGHTS

                                     At September 30,   At December 31,
                                          1997                1996
                                          ----                ----

    (Dollars in Thousands)

    Total assets                       $2,186,308          $2,136,423
    Loans, net                          1,519,309           1,413,869
    Deposits                            1,471,956           1,479,333
    Stockholders' equity                  175,697             170,258

         Loans, net, at September 30, 1997 were approximately $1.5 billion, which was $105.4 million greater than loans, net, at December 31, 1996 of $1.4 billion. Commercial and tax exempt loans grew $44.2 million, or 10.0% to $439.9 million at September 30, 1997 as compared to the December 31, 1996 total of $439.7 million. Consumer loans, consisting primarily of home equity loans, were $246.0 million at September 30, 1997, an increase of $6.8 million, or 2.9% , over the December 31, 1996 total of $239.2 million. Real estate loans increased $53.5 million, or 7.1%, to $803.6 million at September 30, 1997 from $750.1 million at December 31, 1996.

         The increase in commercial loans was primarily in the Indiana market experiencing good economic growth. The growth in consumer loans was controlled through the sale of home equity loans totaling approximately $18 million in 1997. The increase in real estate loans was primarily through the mortgage loan repurchase product obtained in the CB Bancorp acquisition which increased from $96.5 million as of December 31, 1996 to $163.7 million as of September 30, 1997.

         Total deposits at September 30, 1997 and December 31, 1996 were $1.5 billion. Savings deposits increased $21.0 million (to $448.1 million) while time deposits decreased $13.9 million (to $762.2 million), and noninterest bearing demand deposits decreased $8.9 million (to $113.5 million) mainly because of seasonal deposits at December 31, 1996 were shifted to other interest bearing accounts.

         Federal Home Loan Bank advances, securities sold under repurchase agreements and other borrowings were approximately $515.2 million at September 30, 1997, as compared to $471.4 million at December 31, 1996. These increases reflect the use of these funding sources to match specific investment securities purchases with the like maturities or pricing terms and to fund strong loan growth during 1996 and 1997. Stockholders' equity was approximately $175.7 million at September 30, 1997 as compared to $170.2 million at December 31, 1996. The increase in stockholders' equity since December 31, 1996 resulted from net income earned for 1997 offset by changes in the market values of securities available-for-sale and dividends paid.

         Pinnacle follows two key financial performance measures. Pinnacle's return on average equity measures how profitably the stockholders' invested capital has been deployed. Pinnacle's return on average equity was (2.56%) for the third quarter of 1997 compared to 5.08% for the third quarter of 1996. Pinnacle's return on average equity was 8.40% for the nine months ended September 30, 1997 as compared to 9.02% for the same period of 1996. Pinnacle incurred $8.0 million in net after tax restructuring charges in connection with the acquisition of IFC and CB during the third quarter of 1997. Return on average equity without the restructuring charges would have been 15.56% for the third quarter of 1997 and 14.88% for the nine months ended September 30, 1997. Additionally, Pinnacle incurred $3.6 million in net after tax as a result of the one-time SAIF charge during the third quarter of 1996. Return on average equity without the one-time SAIF charge would have been 13.96% and 11.95% for the third quarter of 1997 and the nine months ended September 30, 1997, respectively.

         Return on average assets measures how profitably the total assets of Pinnacle are invested. Return on average assets was (.21%) for the third quarter of 1997 compared to .42% for the third quarter of 1996.
    Pinnacle returned .67% on average assets for the nine months ended September 30, 1997 as compared to .77% for the same period of 1996. Pinnacle incurred $8.0 million in net after tax restructuring charges in connection with the acquisition of IFC and CB during the third quarter of 1997. Return on assets without the restructuring charges would have been 1.25% for the third quarter of 1997 and 1.19% for the nine months ended September 30, 1997. Additionally, Pinnacle incurred $3.6 million in net after tax as a result of the one-time SAIF charge during the third quarter of 1996. Return on average assets without the one-time SAIF charge would have been 1.16% and 1.04% for the third quarter of 1996 and the nine months ended September 30, 1996, respectively.

         The Company recognizes the importance of maximizing the use of capital to provide improved returns to our stockholders. This has been accomplished in the past by the way of growth through acquisition of other financial institutions. While it is management's intention to seize upon favorable opportunities which may arise with respect to community banks or other financial institutions in the future, at the present time there are no ongoing negotiations for any acquisitions, except as already disclosed in the notes to the consolidated financial statements.

         Pinnacle has acquired four companies since December 1995 which are Maco Bancorp and its subsidiaries of First Federal Savings Bank of Indiana, Brookview Real Estate, and First Insurance, Inc., headquartered in Merrillville, Indiana on December 1, 1995, Starke's, Inc., a Michigan corporation and an independent "full-line" insurance agency on October 1, 1996 and IFC and its subsidiaries Indiana Federal Bank for Savings, IndFed Mortgage Company and IndFed Financial Services, Inc. and CB and its subsidiary Community Bank, A Federal Savings Bank on August 1, 1997.

                                RESULTS OF OPERATIONS


NET INCOME
         For the three months ended September 30, 1997, the Company reported net loss of approximately $1.1 million or $(.09) per share, as compared to net income of approximately $2.1 million, or $.17 per share for three months ended September 30, 1996, an decrease in net income of 155.0% and 152.9% on a per share basis. For the nine months ended September 30, 1997, the Company reported net income of approximately $10.8 million or $.89 per share, as compared to net income of approximately $11.1 million or $.91 per share for the same period in 1996. The decrease in net income was largely the result of the restructuring charges in connection with the acquisition of IFC and CB in the third quarter of 1997, offset by the one-time SAIF charge in the third quarter of 1996.
    Net income without the restructuring charges would have been $6.9 million or $.56 per share, as compared to $5.7 million or $.47 per share for the three months ended September 30, 1997 and 1996, respectively, an increase of 22.3%.

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

The following table sets forth certain information with respect to Pinnacle's consolidated net-interest income for the third quarter ended September 30, 1997 and 1996.


                      SUMMARY OF CONSOLIDATED NET INTEREST INCOME

-----------------------------------------------------------------------------------------------------------------------------
QUARTER ENDED SEPTEMBER 30,                                      1997                                 1996
-----------------------------------------------------------------------------------------------------------------------------
                                                      AVERAGE                    AVERAGE       AVERAGE                  AVERAGE
(Dollars in thousands)                                BALANCE        INTEREST     RATE        BALANCE      INTEREST      RATE
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
    Federal funds sold                              $    4,863     $    67        5.47%    $      3,666   $    46       4.99%
    Interest-bearing deposits
         with financial institutions                     7,920         198        9.92%           3,767       120      12.67%
    U.S. Treasury and
          government agencies                          366,257       6,513        7.06%         304,939     5,418       7.07%
    Other securities (2)                               171,301       2,833        6.58%         177,805     2,861       6.40%
    Loans (1) (2)                                    1,517,265      33,059        6.64%       1,325,666    28,984       8.70%
-----------------------------------------------------------------------------------------------------------------------------
         Total interest-earning assets               2,067,606      42,670        6.19%       1,815,843    37,429       8.20%
-----------------------------------------------------------------------------------------------------------------------------
    Cash and due from banks                             35,303                                   37,487
    Premises and equipment, net                         27,327                                   26,377
    Allowance for loan losses                          (14,083)                                 (14,101)
    Other assets                                        79,907                                   78,462
-----------------------------------------------------------------------------------------------------------------------------
         Total assets                               $2,196,060     $42,670                   $1,944,068   $37,429
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES
    Interest-bearing demand                         $  143,756     $   712        1.96%      $  143,590   $   740       2.05%
    Savings and money
           market accounts                             438,362       3,998        3.62%         439,826     3,809       3.52%
    Time deposits of
           $100,000 or more                            789,175      11,279        5.67%         766,133    10,813       5.64%
    Other time deposits
-----------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing deposits             1,371,293      15,989        4.63%       1,337,549    15,362       4.57%
-----------------------------------------------------------------------------------------------------------------------------
    Federal Home Loan Bank advances                    444,519       6,623        5.91%         281,159     4,031       5.70%
    Federal funds purchased and
            securities sold                             84,043       1,106        5.22%          52,265       684       5.21%
-----------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing
             liabilities                             1,899,855      23,718        4.95%       1,670,943    20,077       4.78%
-----------------------------------------------------------------------------------------------------------------------------
    Noninterest-bearing deposits                       104,972                                   97,261
    Other liabilities                                   14,601                                   13,728
-----------------------------------------------------------------------------------------------------------------------------
         Total liabilities                           2,019,428                                1,781,962
    Stockholders' equity                               176,632                                  162,106
-----------------------------------------------------------------------------------------------------------------------------
         Total liabilities and
              stockholders' equity                  $2,196,060                               $1,944,068
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
          Net interest income                                      $18,952                                $17,352
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
          Net interest rate margin (3)                                            3.64%                                 3.80%
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

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


                                                            RATE/VOLUME ANALYSIS
-------------------------------------------------------------------------------------------------------------------------------
                                                                                              1997/1996
QUARTER ENDED SEPTEMBER 30,                                                          CHANGE IN INTEREST DUE TO:
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                    RATE &          NET
(Dollars in thousands)                                                 VOLUME           RATE        VOLUME         CHANGE
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
    Federal funds sold                                                $    60         $    18      $    (57)      $   21
    Interest-bearing deposits with financial institutions                 526            (104)         (344)          76
    U.S. Treasury and goverment agencies                                4,335             (30)       (3,210)       1,095
    Other securities  (1)                                                (416)            284           104          (28)
    Loans (1)                                                          16,669            (795)      (11,799)       4,075
                                                                     ---------------------------------------------------------
         Total interest-earning assets                                $21,174         $  (627)     $(15,308)      $5,241
                                                                     ---------------------------------------------------------
                                                                     ---------------------------------------------------------
Liabilities
    Interest-bearing demand                                           $     3         $  (129)     $    98        $  (28)
    Savings and money market accounts                                     265             431         (507)          189
    Time deposits                                                       1,469             229       (1,232)          466
                                                                     ---------------------------------------------------------
         Total interest-bearing deposits                                1,737             531       (1,641)          627
                                                                     ---------------------------------------------------------
    Federal Home Loan Bank advances                                     9,312             590       (7,310)        2,592
    Federal funds purchased and securities sold                         1,656               5       (1,239)          422
                                                                     ---------------------------------------------------------
         Total interest-bearing liabilities                           $12,705         $ 1,126      $(10,190)      $3,641
                                                                     ---------------------------------------------------------
          Net interest income                                         $ 8,469         $(1,753)     $ (5,116)      $1,600
                                                                     ---------------------------------------------------------
                                                                     ---------------------------------------------------------

(1) Income from state and political subdivisions securities and loans are stated on a tax equivalent basis.

The following table sets forth certain information with respect to Pinnacle's consolidated net-interest income for the nine months ended September 30, 1997 and 1996.

                         SUMMARY OF CONSOLIDATED NET INTEREST INCOME

--------------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30,                                           1997                                 1996
--------------------------------------------------------------------------------------------------------------------------
                                                    AVERAGE                     AVERAGE     AVERAGE                AVERAGE
(Dollars in thousands)                              BALANCE      INTEREST         RATE      BALANCE     INTEREST     RATE
--------------------------------------------------------------------------------------------------------------------------
ASSETS
    Federal funds sold                           $    3,160      $    128       5.42%       $    3,670  $    150    5.18%
    Interest-bearing deposits
         with financial institutions                  7,393           512       9.26%           14,869       742    6.67%
    U.S. Treasury and
          goverment agencies                        370,844        20,115       7.25%          271,647    14,017    6.90%
    Other securities  (2)                           176,429         8,791       6.59%          190,021     8,665    6.09%
    Loans (1) (2)                                 1,465,014        94,785       8.65%        1,286,853    84,203    8.74%
                                                 ------------------------------------------------------------------------
         Total interest-earning assets           $2,024,840      $124,331       8.21%        1,767,160   107,777    8.15%
                                                 ------------------------------------------------------------------------
    Cash and due from banks                          34,689                                     34,372
    Premises and equipment, net                      26,613                                     26,057
    Allowance for loan losses                       (14,596)                                   (13,935)
    Other assets                                     78,909                                     77,694
                                                 ------------------------------------------------------------------------
         Total assets                            $2,150,365      $124,331                   $1,891,346  $107,777
                                                 ------------------------------------------------------------------------
                                                 ------------------------------------------------------------------------
Liabilities
    Interest-bearing demand                      $  142,341      $  2,145       2.01%       $  141,757  $  2,207    2.08%
    Savings and money
           market accounts                          436,372        11,682       3.56%          427,578    11,053    3.45%
    Time deposits                                   788,290        33,327       5.65%          746,162    31,545    5.65%
                                                 ------------------------------------------------------------------------
         Total interest-bearing deposits          1,367,003        47,154       4.61%        1,315,497    44,805    4.55%
                                                 ------------------------------------------------------------------------
    Federal Home Loan Bank advances                 415,226        18,136       5.84%          251,420    10,734    5.70%
    Federal funds purchased and
            securities sold                          84,599         3,484       5.51%           53,041     2,109    5.31%
                                                 ------------------------------------------------------------------------
         Total interest-bearing
            liabilities                           1,866,828        88,774       4.93%        1,619,958    57,648    4.55%
                                                 ------------------------------------------------------------------------
    Noninterest-bearing deposits                     97,373                                     92,852
    Other liabilities                                13,978                                     15,095
                                                 ------------------------------------------------------------------------
         Total liabilities                        1,978,179                                  1,727,905
    Stockholders' equity                            172,176                                    163,443
                                                 ------------------------------------------------------------------------
         Total liabilities and
             stockholders' equity                $2,150,355                                 $1,891,348
                                                 ------------------------------------------------------------------------
                                                 ------------------------------------------------------------------------
          Net interest income                                     $55,557                                $50,129
                                                 ------------------------------------------------------------------------
                                                 ------------------------------------------------------------------------
          Net interest rate margin (3)                                          3.67%                               3.79%
                                                 ------------------------------------------------------------------------
                                                 ------------------------------------------------------------------------

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


                                                            RATE/VOLUME ANALYSIS
-------------------------------------------------------------------------------------------------------------------------------
                                                                                              1997/1996
QUARTER ENDED SEPTEMBER 30,                                                          CHANGE IN INTEREST DUE TO:
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                      RATE &          NET
(Dollars in thousands)                                                 VOLUME           RATE          VOLUME        CHANGE
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
    Federal funds sold                                               $    (37)         $     9       $     5       $   (22)
    Interest-bearing deposits with financial institutions                (499)             385          (116)         (230)
    U.S. Treasury and goverment agencies                                6,851              950        (1,703)        6,098
    Other securities  (1)                                                (706)             950          (118)          126
    Loans (1)                                                          15,571           (1,158)       (3,831)       10,582
                                                                     ---------------------------------------------------------
         Total interest-earning assets                               $ 21,180          $ 1,136       $(5,762)      $16,554
                                                                     ---------------------------------------------------------
                                                                     ---------------------------------------------------------
Liabilities
    Interest-bearing demand                                          $     12          $   (99)      $    25       $   (62)
    Savings and money market accounts                                     303              558          (230)          629
    Time deposits                                                       2,380               --          (598)        1,782
                                                                     ---------------------------------------------------------
         Total interest-bearing deposits                                2,695              457          (603)        2,349
                                                                     ---------------------------------------------------------
    Federal Home Loan Bank advances                                     9,337              352        (2,287)        7,402
    Federal funds purchased and securities sold                         1,676              106          (407)        1,376
                                                                     ---------------------------------------------------------
         Total interest-bearing liabilities                          $ 13,708          $   915       $(3,497)      $11,126
                                                                     ---------------------------------------------------------
                                                                     ---------------------------------------------------------
          Net interest income                                        $  7,472          $   221       $(2,265)      $ 5,428
                                                                     ---------------------------------------------------------
                                                                     ---------------------------------------------------------

(1) Income from state and political subdivisions securities and loans are stated on a tax equivalent basis.

    Net interest income on a tax-equivalent basis was approximately $____ million for the third quarter of 1997 as compared to $____ million for the third quarter of 1996. The increase of ____% was due primarily to the increase in average earning assets which grew $_____ million or ____% for the quarter ended September 30, 1997 as compared to the same period ended September 30, 1996. Net interest income was decreased by the lower net interest margin of ____% for the three months ended September 30, 1997 as compared to ____% for the same period of 1996. Higher yields associated with the increase in loans and higher yields on investments increased the yields on interest earning assets by ____% to ____% for the third quarter of 1997 as compared to ____% for the third quarter of 1996 while the cost of funds increased ____% to ____% in the third quarter of 1997 as compared to ____% for the same period of 1996.

    Net interest income on a tax-equivalent basis was approximately $_____ million for the nine months ended September 30, 1997 as compared to $____ million for the nine months ended September 30, 1996. The increase of ____% was due primarily to the increase in average earning assets which grew $_____ million or ____% for the nine months ended September 30, 1997 as compared to the same period ended September 30, 1996. Net interest income was decreased by the lower net interest margin of ____% for the nine months ended September 30, 1997 as compared to ____% for the same period of 1996. Higher yields associated with the increase in loans and higher yields on investments increased the yields on interest earning assets by ____% to ____% for the nine months ended September 30, 1997 as compared to ____% for the nine months ended September 30, 1996 while the cost of funds increased ____% to ____% in the third quarter of 1997 as compared to ____% for the same period of 1996.

NONINTEREST INCOME
         The following table reflects various components of noninterest income for each time period reported.

    NONINTEREST INCOME


                                                     Three Months                   Nine Months
                                                  Ended September 30,              September 30,
                                                  1997           1996           1997           1996
                                                  ----           ----           ----           ----

    (Dollars in thousands)
    Service charges on deposit accounts       $  1,508       $  1,011       $  4,167         $3,059
    Trust fees                                     221            207            643            620
    Investment services fees                       854            429          2,147          1,249
    Merchant and loan service fees                 645            440          1,557          1,291
    Gain (loss) on sale of loans, net              605            459          1,375            639
    Investment securities gains, net               277            139            515            409
    Mortgage repurchase fees                       297            178            719            485
    Other income                                 1,008            420          2,676          1,446
                                              --------       --------       --------         ------

    Total noninterest income                  $  5,415       $  3,283       $ 13,799         $9,198
                                              --------       --------       --------         ------
                                              --------       --------       --------         ------


         Noninterest income for the three months ended September 30, 1997 was approximately $5.4 million as compared to $3.3 million for the same period in 1996. Service charges on deposit accounts increased $497 thousand or 49.2% as fee based deposit accounts continued to increase in the Company's Indiana market from the new line of checking accounts. Gain on sale of loans, net increased $146 thousand or 31.8% as the Company increased loan sale activity in the third quarter. Investment service fees increased 425 thousand or 99.1%. Mortgage repurchase fees increased 119 thousand or 66.9% reflecting growth in this product line. Noninterest income for the nine months ended September 30, 1997 was approximately $13.8 million as compared to $9.2 million for the same period in 1996. Service charges on deposit accounts provided most of the increase by growing to $4.2 million as compared to $3.1 million for the nine month period ended September 30, 1996, an increase of 36.2%. Gain on sale of loans, net also increased $736 thousand or 115.2%. Investment service fees increase 898 thousand or 71.9%. Mortgage repurchase fees increased 234 thousand or 48.2% reflecting growth in this product line.

    NONINTEREST EXPENSE
         The following table presents the major components of noninterest expense for each period reported.

    NONINTEREST EXPENSE

                                   Quarter Ended September 30,   Nine Months Ended September 30,
                                       1997           1996             1997        1996
                                     -------        -------           -------     -------
    (Dollars in thousands)
    Salaries                         $ 4,342        $ 3,961           $13,878     $12,587
    Benefits                           1,228          1,055             3,758       3,243
                                     -------        -------           -------     -------

    Total salaries and benefits        5,570          5,016            17,636      15,830

    Occupancy                          1,121          1,072             3,360       3,112
    Equipment                            777            859             2,416       2,511
    Postage and delivery                 331            338               984         887
    Supplies                             370            400               992       1,130
    Marketing and promotion              520            481             1,587       1,496
    Professional services                977            532             1,959       1,335
    FDIC insurance                       170          5,660               502       7,494
    Amortization of intangibles          483            507             1,449       1,503
    Other expense                     13,371          2,324            18,033       6,568
                                     -------        -------           -------     -------

    Total noninterest expense        $23,690        $17,189           $48,918     $41,866
                                     -------        -------           -------     -------
                                     -------        -------           -------     -------


         Noninterest expense for the three months ended September 30, 1997 was $23.4 million as compared to $17.2 million for the same period in 1996. Total salaries and benefits increased $554 thousand or 11.0% to $5.6 million for the three months ended September 30, 1997 as compared to the same period for 1996. Marketing costs increased $39 thousand for the three months ended September 30, 1997 or 8.1% primarily related to the introduction of the new line of checking accounts in the Indiana market. Professional services expenses increased $445 thousand in third quarter of 1997 or 83.6% as the Company incurred costs associated with a consulting firm to assist in the implementation of an organizational structure to meet the demands of a larger institution after the two mergers as well as to eliminate inefficient processes and procedures. FDIC insurance expense decreased $5.5 million for the third quarter of 1997 as compared to the same period in 1996 as 1996 incurred o one-time charge to recapitalize the Savings Association Insurance Fund. Other expense increased $11.0 million primarily from the $11.1 million in merger related restructuring charges. The restructuring charges consisted of approximately $1.0 million for legal, $300 thousand for accounting, $4.6 million for compensation and employee contracts, $2.4 million for computer contracts written off, $2.4 million for advisors and $400 thousand for other charges.

         Noninterest expense for the nine months ended September 30, 1997 was $48.9 million as compared to $41.8 million for the same period in 1996. Salaries and benefits increased $1.8 million or 11.4% to $15.8 million for the nine months ended September 30, 1997 as compared to the same period in 1996. Occupancy expense increased $248 thousand or 8.0% for the first nine months of 1997, primarily related to new leased property. Postage expense increased $94 thousand or 10.9% because of additional mailings associated with the checking account products in the Indiana market. Marketing expenses increased $91 thousand or 6.1% also associated with marketing efforts for the checking program in the Indiana market. Professional services expenses increased $624 thousand or 46.7% in the first nine months of 1997 as a consulting firm was hired in late 1996 to assist in the review of organizational structure and processes and procedures efficiencies. FDIC insurance expense decreased $6.9 million in the first nine months of 1997 as compared to the same period of 1996 as the Savings Association Insurance Fund was re-capitalized with a special one-time charge in 1996. Other expense increased $11.5 million primarily related to the restructuring charge of $11.3 million associated with the IFC and CB mergers.

    INCOME TAXES
         Income taxes were approximately $1.0 million for the three months ended September 30, 1997 and approximately $579 thousand for the same period in 1996. The increase was the result of higher levels of earnings and the non-deductibility of certain restructuring charges related to the mergers. Income taxes were approximately $7.1 million for the nine months ended September 30, 1997 and approximately $4.8 million for the same period in 1996. The increase was the result of higher levels of earnings. The effective tax rate was 39.6% for the nine months ended September 30, 1997 as compared to 30.4% for the same period in 1996.


                           ANALYSIS OF FINANCIAL CONDITION

    EARNING ASSETS
         Average earning assets equaled 94.2% of total average assets for the third quarter ended September 30, 1997 as compared to 93.4% of total average assets during the same period in 1996. Generally, the higher earning assets are to total assets, the greater the contribution of Pinnacle's net interest margin to profitability.

         Average loans outstanding for the third quarter of 1997 were $1.5 million as compared to $1.3 million for the same period in 1996, an increase of $191 thousand or 14.4%. The growth was primarily in commercial loans and consumer home equity loans as greater emphasis and management was placed on this type of lending in the new Indiana market entered in 1995. Average loans outstanding for the nine months ended September 30, 1997 were $1.5 million as compared to $1.3 million for the same period in 1996, an increase of $179 thousand or 13.9%. The growth was also primarily in commercial loans and consumer home equity loans.

         Average investment securities, interest-bearing deposits with financial institutions and fed funds sold were $550 thousand for the third quarter of 1997 as compared to $490 thousand for the same period in 1996, an increase of $60 thousand or 12.3% as the Company increased the level of adjustable rate securities that were matched with short-term FHLB advances. Average investment securities, interest-bearing deposits with financial institutions and fed funds sold were $560 thousand for the nine months ended

    September 30, 1997 as compared to $480 thousand for the same period in 1996, an increase of $80 thousand or 16.7%.

    LIQUIDITY AND FUNDING
         Liquidity is the ability to satisfy demands for extensions of credit, deposit withdrawals, and other customer and operational needs. Traditional sources of liquidity include asset maturities and core deposit growth. Pinnacle maintains a portion of its assets in liquid form to meet anticipated withdrawal requirements and loan demand from customers. At September 30, 1997, cash and due from banks, federal funds sold, and money market instruments equaled approximately $52.4 million. Additional liquidity, is provided by the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank of Indianapolis. As of September 30, 1997, Pinnacle had borrowed $428.6 million from the Federal Home Loan Bank of Indianapolis to match longer term loans and specific securities with matching maturities and repricing features.

         Pinnacle identified investment securities totaling approximately $494.5 million and $527.3 million, respectively, as being available-for-sale at September 30, 1997 and December 31, 1996, respectively, which consequently is available to meet liquidity needs of Pinnacle.

         Proceeds from the sales of securities available-for-sale amounts to $_____ million in the third quarter of 1997 and $____ million in the same period of 1996, with resulting net gains of $277 thousand and $139 thousand respectively. Proceeds from the sale of securities available-for-sale amounted to $137.5 million in the nine month period ended September 30, 1997 and $93.7 million in the same period of 1996, with resulting net gains of $515 thousand and $409 thousand, respectively. At September 30, 1997, net unrealized gains in Pinnacle's total security portfolio amounted to $1.7 million and $45 thousand at September 30, 1996.

         The focus of liquidity management at Pinnacle is to satisfy general operating expenses, to service existing debt, and to take advantage of investment opportunities which Pinnacle's management believes will result in an improved return to stockholders. As Pinnacle is a legal entity separate and distinct from its bank subsidiary, substantially all of Pinnacle's revenue results from dividends paid to it by Pinnacle Bank and from earnings on investments. Dividends paid to Pinnacle by Pinnacle Bank amounted to $____million for the third quarter of 1997 and $____million for the third quarter of 1996. Dividends paid to Pinnacle by Pinnacle Bank amounted to $____ million for the nine month period ended September 30, 1997 and $____ million for the same period of 1996. Under current regulations, the amount of dividends that Pinnacle Bank can declare in 1997 is limited to its 1997 net profits (as defined in the Federal Reserve Act) plus retained profits for 1996 and 1995, unless regulatory approval is obtained.

    SHORT-TERM BORROWINGS
         The following table shows short-term borrowings and average interest rates for each time period reported.

         Federal Home Loan Bank advances, securities sold under repurchase agreements and other borrowings increased $43.8 million, or 9.3%, to approximately $515.2 million at September 30, 1997. The increase was primarily used to support growth in the mortgage repurchase loan program.


                                    ASSET QUALITY

    ALLOWANCE FOR LOAN LOSSES
         The following table summarizes the loan loss experience and provides a breakdown of allowance for loan losses during the quarter and nine months ended September 30, 1997 and 1996.

LOAN LOSS ANALYSIS TABLE

                                                Quarter-to-date                Year-to-date
                                                 September 30,                 September 30,
(Dollars in thousands)                        1997           1996           1997           1996
------------------------------------------------------------------------------------------------------
Loans Outstanding at end of period,
 net of unearned discount                                               $  1,533,723   $  1,429,178
                                         ------------------------------------------------------------
                                         ------------------------------------------------------------

Average loans for the period              $  1,516,900   $  1,322,797   $  1,464,090   $  1,283,162
                                         ------------------------------------------------------------
                                         ------------------------------------------------------------
Allowance for loans losses,
 beginning of period
                                         ------------------------------------------------------------
Charge-offs for period:
  Commercial loans
  Real Estate loans
  Home Equity loans
  Consumer loans
                                         ------------------------------------------------------------
    Total charge-offs
                                         ------------------------------------------------------------
Recoveries for period:
  Commercial loans
  Real Estate loans
  Consumer loans
                                         ------------------------------------------------------------
    Total recoveries
                                         ------------------------------------------------------------
Net charge-offs for the period
                                         ------------------------------------------------------------
Allowance recorded for
  acquired loans
Provision for loan losses
                                         ------------------------------------------------------------
Allowance for loan losses,
  end of period
                                         ------------------------------------------------------------
                                         ------------------------------------------------------------
Ratio of net charge-offs during the
  period to average loans outstanding
                                         ------------------------------------------------------------
                                         ------------------------------------------------------------

Allocation of allowance for loan losses:
  Commercial loans
  Real Estate loans
  Home Equity loans
  Consumer loans
                                         ------------------------------------------------------------
    Total allowance for loan losses
                                         ------------------------------------------------------------
                                         ------------------------------------------------------------
Percentage of loans to total gross loans:
  Commercial loans
  Real Estate loans
  Home Equity loans
  Consumer loans
  Economic development bonds and
   other tax exempt loans
                                         ------------------------------------------------------------
    Total
                                         ------------------------------------------------------------
                                         ------------------------------------------------------------

         For the three months ended September 30, 1997, the provision for loan losses totaled $850 thousand as compared to $810 thousand for the same period in 1996. The increase was attributable mainly to loan growth and an increase in net charge-offs primarily in real estate loans of $299 thousand in the third quarter as compared to the third quarter of 1996. For the nine months ended September 30, 1997, the provision for loan losses totaled $2.5 million as compared to $1.6 million for the same period in 1996. Net charge-offs for the period ended September 30, 1997 was $3.5 as compared to $748 thousand for the same period in 1996. Pinnacle management believes the increase in provisions for loan losses is primarily from the lending emphasis changing to commercial and home equity lending which generally carry higher reserve provisions and not to any general decline in credit quality.

         The allowance for loan losses totaled approximately $14.4 million at September 30, 1997 as compared to approximately $15.3 million at September 30, 1996 and the allowance as a percentage of total loans was .94% and 1.07% respectively, for such dates indicated. The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the above categories of loans at the dates indicated. The allowance is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions prior loss experience, the composition of loan portfolio, and management's evaluation of the collectibility of specific loans.


                                 NONPERFORMING ASSETS

         Nonperforming assets include nonaccruing loans, restructured loans, contractually past due 90 days or more but still accruing loans, and other real estate owned. The following table presents detailed information concerning nonperforming assets at September 30, 1997 and December 31, 1996.

                                                 SEPTEMBER 30,  DECEMBER 31,
(Dollars in thousands)                              1997           1996
--------------------------------------------------------------------------------
Nonperforming assets  (a) :
 Nonaccruing loans:
 Real estate                                       $  5,479      $  9,662
  Commercial                                          5,339         5,945
  Home equity                                           160            --
  Other                                                  67           118
--------------------------------------------------------------------------------
   Total nonaccruing loans                           11,045        15,725

 Contractually past due but still accruing
   loans (a)
  Real estate                                      $  5,216      $  5,446
  Commercial                                          2,665         2,239
  Home equity                                           311           161
  Other                                                 543           360
--------------------------------------------------------------------------------
   Total contractually past due but still
    accruing loans (a)                                8,735         8,206

 Restructured loans                                     476           693
--------------------------------------------------------------------------------
  Total nonperforming loans                          20,256        24,624

 Other real estate owned                              2,633         5,227
--------------------------------------------------------------------------------
   Total nonperforming assets                      $ 22,889      $ 29,851
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  Nonperforming loans / loans                          1.32%         1.72%
  Nonperforming assets / loans and other
   real estate owned                                   1.49%         2.08%
  Reserve for possible loan
   losses / nonperforming loans                       71.16%        62.17%
  Reserve for possible loan
   losses / nonperforming assets                      62.97%        51.28%
--------------------------------------------------------------------------------
(a) Accruing loans past due 90 days or more.


     The decrease in total nonperforming loans from December 31, 1996 to September 30, 1997 is primarily due to the decrease in real estate nonaccruing loans of $4.2 million and other real estate decreasing $2.6 million.

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

          As of September 30, 1997, under SFAS 114 and SFAS 118, the Company's impaired loans totaled $_______ (of which $_______ were on a nonaccrual basis). The related allowance for loan loss on these impaired loans at September 30, 1997, was $_______. The Company's impaired loans averaged $_______ for the nine months ended September 30, 1997. Interest income of approximately $______ was recognized, all of which was on an accrual basis, on impaired loans for the nine months ended September 30, 1997.
     Charge-offs of approximately $______ were recognized on impaired loans during the nine months ended September 30, 1997.

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

          Net charge-offs were $_______ in the third quarter of 1997, compared to $______ in the third quarter of 1996. In the second quarter of 1997 and 1996, respectively, net charge-offs included $______ and $________ (recoveries) related to commercial borrowers, $_______ and $_______ in consumer credits and $_____ and -$_____ (recoveries) in real estate credits.

          Net charge-offs were $_______ for the nine months ended September 30, 1997, compared to $_______ for the same period of 1996. For the nine month period ended September 30, 1997 and 1996, respectively, net charge-offs included $_______ and -$______ (recoveries) related to commercial borrowers, $_______ and $_______ in consumer credits and $_______ (recoveries) and $______ in real estate credits.

     POTENTIAL PROBLEM LOANS
          In addition to the loans classified as nonaccrual or greater than 90 days delinquent and still accruing interest, there were other loans of approximately $____ million and $____ million at September 30, 1997 and December 31, 1996, respectively, where management is closely following the borrower's ability to continue to comply with loan payment terms. Current conditions do not warrant classification as nonperforming, nor is any principal loss on these loans considered likely at this time.

     FOREIGN LOANS
          The Company's loans outstanding to borrowers in foreign countries as of September 30, 1997 and 1996 did not exceed 1% of its total assets.

     LOAN CONCENTRATIONS
          As of September 30, 1997 and December 31, 1996, there were no concentrations of loans to individual borrowers that exceed 10% of total loans.


                                       CAPITAL

     CAPITAL COMPONENTS
          The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established a capital-based supervisory system of prompt corrective action for all depository institutions. The bank regulatory agencies implementing rule under FDICIA defines "well-capitalized" institutions (the highest possible rating) as those whose capital ratios equal or exceed all the following: Tier I Risk-Based Ratio, 6.00%, Total Risk-Based Ratio, 10.00%, and Tier I Leverage Ratio, 5.00%. At September 30, 1997 and December 31, 1996, the Company and its subsidiaries reported capital ratios in excess of these well capitalized standards.

     The Company's and the Bank's actual capital amounts and rations are also presented in the table.


                                                       AMOUNT    RATIO     AMOUNT    RATIO     AMOUNT   RATIO
                                                       ------    ------   -------    -----     ------   ------
     AS OF SEPTEMBER 30, 1997
     TOTAL CAPITAL (TO RISK WEIGHTED ASSETS):
          Consolidated                                                                8.00 %             10.00
          Pinnacle Bank                                                               8.00               10.00
     TIER I CAPITAL (TO RISK WEIGHTED ASSETS):
          Consolidated                                                                4.00 %              6.00
          Pinnacle Bank                                                               4.00                6.00
     TIER I CAPITAL (TO AVERAGE ASSETS):
          Consolidated                                                                4.00 %              5.00
          Pinnacle Bank                                                               4.00                5.00


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

         Pinnacle is managing its current negative gap position by emphasizing variable rate loans, investing in short-term securities, and encouraging longer term deposit products through pricing strategies. The following table sets forth management's estimate of the projected maturities and/or repricing of Pinnacle's assets and liabilities as of September 30, 1997. In preparing the table, management of Pinnacle has assumed that loans prepay to varying degrees based on type, maturity and rate. Certificates of deposit have been entered into the analysis based on contractual maturity.


                        INTEREST RATE SENSITIVITY/GAP ANALYSIS

SEPTEMBER 30, 1997                                    INTEREST RATE SENSITIVITY PERIOD
------------------------------------------------------------------------------------------------------------------------------
                                         0 - 3          4 - 6          7 - 9          10 - 12        OVER 1
(Dollars in thousands)                   MONTHS         MONTHS         MONTHS         MONTHS          YEAR           TOTAL
------------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Interest-bearing deposits
      with financial institutions     $     7,269    $         -    $         -    $         -         $  672    $     7,941
   Securities available for sale          130,604         15,296         13,897          9,111        325,606        494,514
   Loans                                  537,132         97,781         86,801         75,756        736,252      1,533,722
   Nonearning assets                            -              -              -              -              -        150,131
                                     ----------------------------------------------------------------------------------------
      Total Assets                    $   675,005    $   113,077    $   100,698    $    84,867    $ 1,062,530    $ 2,186,308
                                     ----------------------------------------------------------------------------------------
                                     ----------------------------------------------------------------------------------------
FUNDING SOURCES:
   Interest-bearing demand            $     5,549    $    68,825    $     4,174    $     4,174    $    65,410    $   148,132
   Savings and time deposits              468,790        152,243         92,196        101,367        395,714      1,210,310
   Federal Home Loan Bank
      advances                            205,000         33,900         38,600         15,200        135,871        428,571
   Other borrowings                        72,361         11,315              -              -          2,963         86,639
   Noninterest bearing demand                   -              -              -              -              -        113,514
   Noninterest bearing source                   -              -              -              -              -        199,142
                                     ----------------------------------------------------------------------------------------
      Total funding sources           $   751,700    $   266,283    $   134,970    $   120,741    $   599,958    $ 2,186,308
                                     ----------------------------------------------------------------------------------------
                                     ----------------------------------------------------------------------------------------
REPRICING/MATURITY GAP
   Period                             $   (76,695)   $  (153,206)   $   (34,272)   $   (35,874)   $   462,572
   Cumulative                         $   (76,695)   $  (229,901)   $  (264,173)   $  (300,047)   $   162,525
Cumulative rate sensitivity
 assets/Cumulative rate
 sensitivity funding sources                89.80%         77.42%         77.09%         76.44%        108.67%
                                     ----------------------------------------------------------------------------------------


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

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement No. 130 is effective for both interim and annual periods beginning after December 15, 1997 and is not expected to have a material impact on the Company.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). Statement No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. Statement No. 131 is effective for financial periods beginning after December 15, 1997 and is not expected to have a material impact on the Company.

    The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company is currently evaluating the risks, solutions, and costs associated with Year 2000 issues. Most of the costs incurred in addressing the Year 2000 problem are expected to be expensed as incurred in compliance with generally accepted accounting principles.

    In October 1997, the Accounting Standards Executive Committee of the AICPA voted to issue a final statement of Position (SOP), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". However, the issuance of this SOP is subject to approval by the Financial Accounting Standards Board (FASB). The AICPA hopes to issue a final SOP in the first quarter of 1998. The SOP would be effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged.

    In summary, the SOP states that the following costs incurred in developing internal-use software should be capitalized: direct costs for materials and services paid to external parties for developing or obtaining the software; payroll and payroll-related costs for employers' time spent directly on the project, and interest costs incurred in developing the software.

    Currently, banks must expense such costs. The impart of this SOP to the Company's results is currently being evaluated.





    Management's statements of expectations for certain financial results for the future, as included in this report, are forward-looking statements.
    The Company's actual performance and financial results may differ from these projections as a result of a variety of factors, including but not limited to changes in the economy, assumed rates of revenue growth, expense reductions, competition and the implementation of internal business plans.

PART II   OTHER INFORMATION

Item 1.   None
Item 2.   None
Item 3.   None

Item 4.   Submission of Matters to a Vote of Security Holders

            a. The Annual Meeting of the Security Holders of Pinnacle Financial Services, Inc. common stock was held July 30,
                1997.
            c. At the meeting, security holders were asked to consider and vote upon
                   1.) a proposal to approve and adopt (i) the Agreement and Plan of Merger dated as of November 14, 1996, as amended (the "IFC Merger Agreement"), by and between Pinnacle and Indiana Federal Corporation ("IFC"), and (ii) all of the transactions contemplated by the Merger Agreement, with Pinnacle being the surviving corporation;
                   2.) a proposal to approve and adopt (i) the Agreement and Plan of Merger dated as of March 1, 1997 (the "CB Merger Agreement"), by and between Pinnacle and CB Bancorp, Inc. ("CB"), and (ii) all of the transactions contemplated by the CB Merger Agreement, with Pinnacle being the surviving corporation;
                   3.) nominees for the office of director.

Summary of Voting for Issues listed above:

                                                                              Non-         Broker           Non-
                                  For         Against        Withheld        votes        Withheld          votes
                                  ---         -------        --------        -----        --------          -----
1.   IFC Merger               4,358,423        38,994         40,098         305,631         3,594         305,631
2.   CB Merger                4,380,268        16,931         40,315         305,631         4,866         305,631
3.   John P. Cunningham       4,721,082          0            22,064            0            6,029            0
     Charles R. Edinger       4,727,871          0            15,276            0            4,129            0
     John D. Fetters          4,727,871          0            15,276            0            4,129            0
     Terrence A. Friedman     4,727,971          0            15,176            0            4,029            0
     Richard L. Schanze       4,727,971          0            15,176            0            4,029            0
     Kay F. Varga             4,642,727          0           100,420            0           39,931            0
     Arnold L. Weaver         4,726,549          0            16,598            0            4,329            0
     Alton C. Wendzel         4,727,871          0            15,276            0            4,129            0

Item 5.   None

Item 6.   Exhibits and Reports on Form 8-K

            (a)  Exhibits
                   (3)(ii) ByLaws as amended and in effect as of July 30, 1997.
                   (27)    Financial Data Schedule

            (b)  Reports on Form 8-K filed
                   1. Report filed August 4, 1997, reporting on acquisition of assets in conjunction with mergers of Indiana Federal Corporation ("IFC") and CB Bancorp, Inc. ("CB"), effective August 1, 1997. (See Item 4 above)