Form 10-Q/A
period 1997-09-30
PINNACLE FINANCIAL SERVICES INC
filed 1997-11-21
CIK 853461

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                      FORM 10-Q/A

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

PINNACLE FINANCIAL SERVICES, INC.

FORM 10-Q
September 30, 1997


              TABLE OF CONTENTS                                     PAGE

PART I                          FINANCIAL INFORMATION
Item 1.   Financial Statements

    Consolidated Balance Sheets
    September 30, 1997; December 31, 1996                             3
                                                                     --

    Consolidated Statements of Income
    Nine Months and Quarter Ended September 30, 1997 and 1996         4
                                                                     --

    Consolidated Statements of Stockholders' Equity
    Nine Months Ended September 30, 1997 and 1996                     5
                                                                     --

    Consolidated Statements of Cash Flows
    Nine Months Ended September 30, 1997 and 1996                     6

    Notes to Consolidated Financial Statements                        7
                                                                     --


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                          10
                                                                     --


PART II                           OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders         36
                                                                     --

Item 6.  Exhibits and Reports on Form 8-K                            36
                                                                     --

    Signatures                                                       37
                                                                     --

PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                               (UNAUDITED)         (UNAUDITED)
(Dollars in thousands, except per share data)                                     9/30/97            12/31/96
--------------------------------------------------------------------------------------------------------------
ASSETS:
    Cash and cash equivalents:
         Cash and due from banks                                               $   44,477          $   60,692
         Federal funds sold                                                             -              15,750
                                                                               ----------          ----------
              Total cash and cash equivalents                                      44,477              76,442

    Interest-bearing deposits with financial institutions                           7,940              13,172
    Securities available-for-sale:
         Taxable                                                                  461,289             504,911
         Tax-exempt                                                                33,225              22,374
    Loans, net of unearned income:
         Real Estate                                                              803,567             750,064
         Commercial                                                               473,829             430,242
         Tax-exempt                                                                10,298               9,686
         Consumer                                                                 246,029             239,186
                                                                               ----------          ----------
              Subtotal Loans                                                    1,533,723           1,429,178
    Less allowance for loan losses                                                 14,414              15,309
                                                                               ----------          ----------
         Net loans                                                              1,519,309           1,413,869
    Premises and equipments, net                                                   28,152              26,082
    Accrued interest receivable and other assets                                   91,916              79,573
                                                                               ----------          ----------
         Total assets                                                          $2,186,308          $2,136,423
                                                                               ----------          ----------

Liabilities:
    Deposits:
         Noninterest bearing demand                                            $  113,513          $  122,415
         Interest-bearing demand                                                  148,132             153,637
         Savings                                                                  448,092             427,133
         Time                                                                     762,219             776,148
                                                                               ----------          ----------
         Total deposits                                                         1,471,956           1,479,333
    Federal Home Loan Bank advances                                               428,571             369,238
    Securities sold under repurchase agreements and other borrowings               86,639             102,206
    Accrued interest payable and other liabilities                                 23,445              15,388
                                                                               ----------          ----------
         Total liabilities`                                                     2,010,611           1,966,165

Stockholders' Equity:
    Common Stock; no par value; 15,000,000 shares authorized;
         12,340,458 shares issued and outstanding at September 30, 1997;
         12,151,855 shares issued and outstanding at December 31,1996.             19,110              19,110
    Additional paid in capital                                                     69,581              78,193
    Treasury Stock                                                                      -             (10,304)
    Guaranteed ESOP Obligation                                                          -                (380)
    R.R.P.                                                                              -                  (4)
    Retained earnings                                                              85,331              83,598
    Net unrealized gain (loss) on securities available-for-sale                     1,675                  45
                                                                               ----------          ----------
         Total stockholders' equity                                               175,697             170,258
                                                                               ----------          ----------
         Total liabilities and stockholders' equity                            $2,186,308          $2,136,423
                                                                               ----------          ----------
                                                                               ----------          ----------

PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                      QUARTER ENDED                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                    SEPTEMBER 30,
(Dollars in thousands, except per share data)                     1997              1996           1997             1996
-----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
    Interest and fees on loans:
         Taxable                                               $    32,916       $    28,886    $    94,336      $    83,947
         Tax-exempt                                                    144                99            449              256
    Interest and dividends on securities:
         Available-for-sale
              Taxable                                                8,883             8,002         27,876           21,835
              Tax-exempt                                               463               276          1,029              847
    Interest on federal funds sold                                      67                46            129              150
    Interest on interest-bearing deposits with
     financial institutions                                            198               120            512              742
                                                                -------------------------------------------------------------
         Total interest income                                      42,671            37,429        124,331          107,777

INTEREST EXPENSE:
    Interest on deposits                                            15,989            15,362         47,154           44,805
    Interest on Federal Home Loan Bank advances                      6,623             4,031         18,136           10,734
    Interest on securities sold under repurchase and
     other borrowings                                                1,106               684          3,484            2,109
                                                                -------------------------------------------------------------
         Total interest expense                                     23,718            20,077         68,774           57,648
                                                                -------------------------------------------------------------
         Net interest income                                        18,953            17,352         55,557           50,129
    Provision for loan losses                                          850               810          2,520            1,571
                                                                -------------------------------------------------------------
         Net interest income, after provision for loan losses       18,103            16,542         53,037           48,558
                                                                -------------------------------------------------------------

NONINTEREST INCOME:
    Service charges on deposit accounts                              1,508             1,011          4,167            3,059
    Trust income                                                       221               207            643              620
    Securities gains and losses, net                                   277               139            515              409
    Other income                                                     3,409             1,926          8,474            5,110
                                                                -------------------------------------------------------------
         Total noninterest income                                    5,415             3,283         13,799            9,198

NONINTEREST EXPENSES:
    Salaries and benefits                                            5,570             5,016         17,636           15,830
    Occupancy expense                                                1,121             1,072          3,360            3,112
    Equipment expense                                                  777               859          2,416            2,511
    FDIC insurance premiums                                            170             5,660            502            7,494
    Other expense                                                   16,052             4,582         25,004           12,919
                                                                -------------------------------------------------------------
         Total noninterest expenses                                 23,690            17,189         48,918           41,866
                                                                -------------------------------------------------------------
    Income before federal income tax expense                          (172)            2,636         17,918           15,890
    Income tax expense                                                 959               579          7,099            4,838
                                                                -------------------------------------------------------------
         Net income                                            $    (1,131)      $     2,057    $    10,819      $    11,052
                                                                -------------------------------------------------------------
                                                                -------------------------------------------------------------
Net income per common share                                    $     (0.09)      $      0.17    $      0.89      $      0.92
                                                                -------------------------------------------------------------
                                                                -------------------------------------------------------------
Weighted average shares outstanding                             12,300,642        12,015,540     12,212,113       12,023,194
                                                                -------------------------------------------------------------
                                                                -------------------------------------------------------------
Cash dividends declared per common share                       $     0.235       $      0.21    $      0.71      $      0.61
                                                                -------------------------------------------------------------
                                                                -------------------------------------------------------------

PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED STOCKHOLDERS' EQUITY SCHEDULE

                                                                       ADDITIONAL                              GUARANTEED
                                                         COMMON         PAID-IN       RETAINED     TREASURY       ESOP
(Dollars in thousands)                                    STOCK         CAPITAL       EARNINGS      STOCK      OBLIGATIONS
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1996                                  19,110          77,486        76,242       (9,711)          (591)

Net income                                                     -               -        11,052            -              -
Common stock issuance, net of stock, offering costs            -            (259)            -            -              -
Cash dividends declared, $.61 per share                        -               -        (6,619)           -              -
Common stock issuance upon exercise of options                 -             171             -            -              -
Repurchase of common stock                                     -               -             -         (605)             -
Payments made to guaranteed ESOP obligation                    -               -             -            -            161
Amortization of RRP contribution                               -               -             -            -              -
Issuance of treasury stock                                     -             (10)            -           19              -
Change in unrealized losses for securities
  available-for-sale, net of tax effect of $410                -               -             -            -              -
                                                        ---------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1996                               19,110          77,388        80,675      (10,297)          (430)
Net income                                                     -               -         5,033            -              -
Cash dividends declared, $.21 per share                        -               -        (2,110)           -              -
Common stock issuance upon exercise of options                 -             742             -            -              -
Repurchase of common stock                                     -               -             -           (7)             -
Payments made to guaranteed ESOP obligation                    -               -             -            -             50
Amortization of RRP contribution                               -               -             -            -              -
Tax benefit related to benefit plans                           -              63             -            -              -
Change in unrealized gains for securities
  available-for-sale, net of tax effect of $466                -               -             -            -              -
                                                        ---------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                                19,110          78,193        83,598      (10,304)          (380)
Net income                                                     -               -        10,819                           -
Common stock issuance upon exercise of options                 -           1,267             -                           -
Cash dividends declared, $.705 per share                       -                        (8,342)                          -
Payments made to guaranteed ESOP obligation                    -                                                      (380)
Amortization of RRP contribution                               -
Issuance of treasury stock                                     -           -1125                      1,550
Retirement of treasury stock                                   -           -8754                      8,754
Adjustment for change in fiscal year                                                      (744)
Change in unrealized gains for securities
  available-for-sale, net of tax effect of $(757)              -                             -
                                                        ---------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1997                               19,110          69,581        85,331            -              -
                                                        ---------------------------------------------------------------------
                                                        ---------------------------------------------------------------------


                                                                     NET UNREALIZED
                                                                     GAINS (LOSSES)
                                                                      ON SECURITIES
                                                                      AVAILABLE-FOR
(Dollars in thousands)                                      RRP            SALE        TOTAL
--------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1996                                     (21)          1,942       164,457

Net income                                                     -               -        11,052
Common stock issuance, net of stock, offering costs            -               -          (259)
Cash dividends declared, $.61 per share                        -               -        (6,619)
Common stock issuance upon exercise of options                 -               -           171
Repurchase of common stock                                     -               -          (605)
Payments made to guaranteed ESOP obligation                    -               -           161
Amortization of RRP contribution                             (13)              -            13
Issuance of treasury stock                                     -               -             9
Change in unrealized losses for securities
  available-for-sale, net of tax effect of $410                -          (4,937)       (4,937)
                                                        ------------------------------------------

BALANCE, SEPTEMBER 30, 1996                                   (8)         (2,995)      163,443
Net income                                                     -               -         5,033
Cash dividends declared, $.21 per share                        -               -        (2,110)
Common stock issuance upon exercise of options                 -               -           742
Repurchase of common stock                                     -               -            (7)
Payments made to guaranteed ESOP obligation                    -               -            50
Amortization of RRP contribution                              (4)              -             4
Tax benefit related to benefit plans                           -               -            63
Change in unrealized gains for securities                                                    -
  available-for-sale, net of tax effect of $466                -           3,040         3,040
                                                        ------------------------------------------

BALANCE, DECEMBER 31, 1996                                    (4)             45       170,258
Net income                                                                     -        10,819
Common stock issuance upon exercise of options                                 -         1,267
Cash dividends declared, $.705 per share                                       -        (8,342)
Payments made to guaranteed ESOP obligation                                                380
Amortization of RRP contribution                               4                             4
Issuance of treasury stock                                                                 425
Retirement of treasury stock                                                                 -
Adjustment for change in fiscal year                                                      (744)
Change in unrealized gains for securities
  available-for-sale, net of tax effect of $(757)                          1,630         1,630
                                                        ------------------------------------------

BALANCE, SEPTEMBER 30, 1997                                    -           1,675       175,697
                                                        ------------------------------------------
                                                        ------------------------------------------

PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                     1997         1996
                                                                                  ----------------------
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                    $  10,819    $  11,052
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                                 3,559        3,705
        Net amortization on loans and securities                                        516        1,208
        Provision for loan losses                                                     2,520        1,571
        Deferred federal income taxes                                                  (910)        (937)
        Mortgage loans purchased under agreement to resell                         (936,133)    (804,324)
        Proceeds from sales of mortgage loans purchased under agreements to
         resell                                                                     869,489      782,844
        Mortgage loans originated for sale                                          (34,954)    (130,313)
        Proceeds from sales of loans                                                 91,683      132,706
        Gain on sale of securities, net                                                (515)        (409)
        Gain on sale of loans, net                                                   (1,375)        (653)
        Increase in interest receivable and other assets                            (11,848)      (2,641)
        Increase in interest payable and other liabilities                            8,056          217
                                                                                  ----------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                        907       (5,974)
                                                                                  ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase) decrease in loans, excluding loan sales,
        purchases, and originated for sale                                          (59,106)     (88,505)
    Purchases of loans                                                              (38,014)     (58,318)
    Purchases of securities available-for-sale                                     (156,054)    (242,840)
    Purchases of securities held-to-maturity                                              -            -
    Proceeds from sales of securities available-for-sale                            137,483       93,665
    Proceeds from maturities and paydowns of securities
        available-for-sale                                                           51,590       54,320
    Proceeds from maturities and paydowns of securities
        held-to-maturity                                                                  -            -
    Net increase in interest-bearing deposits with financial institutions             5,232       41,147
    Capital expenditures                                                             (4,124)      (2,628)
                                                                                    ----------------------
       NET CASH USED BY INVESTING ACTIVITIES                                        (62,993)    (203,159)
                                                                                  ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                                              (7,377)      82,106
    Net increase in securities sold under repurchase agreements
        and other borrowings                                                         43,766      133,194
    Common stock issued                                                               1,268         (636)
    Dividends paid                                                                   (8,342)      (6,501)
    Issuance of treasury stock                                                          425            -
    Contributions to fund ESOP                                                          380            -
                                                                                  ----------------------
       NET CASH USED BY FINANCING ACTIVITIES                                         30,120      208,163
                                                                                  ----------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (31,966)        (970)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       76,442       63,042
                                                                                  ----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  44,476    $  62,072
                                                                                  ----------------------
                                                                                  ----------------------
SUPPLEMENTAL DISCLOSURES:
        Interest paid                                                             $  65,192    $  57,270
        Federal income taxes paid                                                 $   6,910    $   6,582
        Loans transferred to other real estate owned                              $     840    $     550


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

         Pinnacle has approximately $2.2 billion in total assets as of September 30, 1997. Pinnacle returned (.20%) on average assets for the third quarter of 1997 as compared to .42% for the same period of 1996. Pinnacle returned 0.67% on average assets for the nine months ended September 30, 1997 as compared to .78% for the same period of 1996. Pinnacle incurred $8.0 million in after tax restructuring charges in connection with the acquisition of Indiana Federal Corporation and CB Bancorp during the third quarter of 1997. Additionally, Pinnacle incurred $3.6 million after tax as a result of the one time SAIF charge recorded during the third quarter of 1996. Return on assets without the restructuring charges would have been 1.24% for the third quarter of 1997 and 1.19% for the nine months ended September 30, 1997. Return on assets without the one time SAIF charge would have been 1.16% for the third quarter of 1996 and 1.03% for the nine months ended September 30, 1996.

         For the third quarter of 1997, Pinnacle's return on average equity was (2.54%) as compared to 5.05% for the same period of 1996. Pinnacle's return on average equity was 8.40% for the nine months ended September 30, 1997 as compared to 9.03% for the same period of 1996. Without the restructuring charges, return on average equity for the third quarter of 1997 would have been 15.43% and the nine months ended September 30, 1997 would have been 14.85%. Without the SAIF charge, return on average equity for the third quarter of 1996 would have been 13.88% and the nine months ended September 30, 1996 would have been 11.97%.

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

                           OVERVIEW AND FINANCIAL CONDITION


    NET INCOME
         For the three months ended September 30, 1997, the Company reported net loss of approximately $1.1 million or $(.09) per share, as compared to net income of approximately $2.1 million, or $.17 per share for three months ended September 30, 1996, an decrease in net income of 155.0% and 152.9% on a per share basis. For the nine months ended September 30, 1997, the Company reported net income of approximately $10.8 million or $.89 per share, as compared to net income of approximately $11.1 million or $.92 per share for the same period in 1996. The decrease in net income was largely the result of the restructuring charges in connection with the acquisition of IFC and CB in the third quarter of 1997, offset by the one-time SAIF charge in the third quarter of 1996. Net income without the restructuring charges would have been $6.9 million or $.56 per share, as compared to $5.7 million or $.47 per share for the three months ended September 30, 1997 and 1996, respectively, an increase of 21.4%.

    BALANCE SHEET
         Total assets at September 30, 1997 and at December 31, 1996 were approximately $2.2 billion and $2.1 billion respectively. Average earning assets equaled 94.2% of total average assets for the quarter ended September 30, 1997 as compared to 93.4% of total average assets for the quarter ended September 30, 1996. The following table summarizes the components of Pinnacle's total assets, loans, net, total deposits and stockholders' equity for the time periods indicated.

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

         Pinnacle follows two key financial performance measures. Pinnacle's return on average equity measures how profitably the stockholders' invested capital has been deployed. Pinnacle's return on average equity was (2.54%) for the third quarter of 1997 compared to 5.05% for the third quarter of 1996. Pinnacle's return on average equity was 8.40% for the nine months ended September 30, 1997 as compared to 9.03% for the same period of 1996. Pinnacle incurred $8.0 million in net after tax restructuring charges in connection with the acquisition of IFC and CB during the third quarter of 1997. Return on average equity without the restructuring charges would have been 15.43% for the third quarter of 1997 and 14.85% for the nine months ended September 30, 1997. Additionally, Pinnacle incurred $3.6 million in net after tax as a result of the one-time SAIF charge during the third quarter of 1996. Return on average equity without the one-time SAIF charge would have been 13.88% and 11.97% for the third quarter of 1996 and the nine months ended September 30, 1996, respectively.

         Return on average assets measures how profitably the total assets of Pinnacle are invested. Return on average assets was (.20%) for the third quarter of 1997 compared to .42% for the third quarter of 1996.
    Pinnacle returned .67% on average assets for the nine months ended September 30, 1997 as compared to .78% for the same period of 1996. Pinnacle incurred $8.0 million in net after tax restructuring charges in connection with the acquisition of IFC and CB during the third quarter of 1997. Return on assets without the restructuring charges would have been 1.24% for the third quarter of 1997 and 1.19% for the nine months ended September 30, 1997. Additionally, Pinnacle incurred $3.6 million in net after tax as a result of the one-time SAIF charge during the third quarter of 1996. Return on average assets without the one-time SAIF charge would have been 1.16% and 1.03% for the third quarter of 1996 and the nine months ended September 30, 1996, respectively.

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

                                RESULTS OF OPERATIONS


NET INCOME
         For the three months ended September 30, 1997, the Company reported net loss of approximately $1.1 million or $(.09) per share, as compared to net income of approximately $2.1 million, or $.17 per share for three months ended September 30, 1996, an decrease in net income of 155.0% and 152.9% on a per share basis. For the nine months ended September 30, 1997, the Company reported net income of approximately $10.8 million or $.89 per share, as compared to net income of approximately $11.1 million or $.92 per share for the same period in 1996. The decrease in net income was largely the result of the restructuring charges in connection with the acquisition of IFC and CB in the third quarter of 1997, offset by the one-time SAIF charge in the third quarter of 1996.
    Net income without the restructuring charges would have been $6.9 million or $.56 per share, as compared to $5.7 million or $.47 per share for the three months ended September 30, 1997 and 1996, respectively, an increase of 21.4%.

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


                      SUMMARY OF CONSOLIDATED NET INTEREST INCOME

-----------------------------------------------------------------------------------------------------------------------------
QUARTER ENDED SEPTEMBER 30,                                      1997                                 1996
-----------------------------------------------------------------------------------------------------------------------------
                                                      AVERAGE                    AVERAGE       AVERAGE                  AVERAGE
(Dollars in thousands)                                BALANCE        INTEREST     RATE        BALANCE      INTEREST      RATE
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
    Federal funds sold                              $    4,863     $    67        5.47%    $      3,666   $    46       4.99%
    Interest-bearing deposits
         with financial institutions                     7,920         198        9.92%           3,767       120      12.67%
    U.S. Treasury and
          government agencies                          366,257       6,513        7.06%         304,939     5,418       7.07%
    Other securities (2)                               171,301       3,043        7.05%         177,805     2,987       6.68%
    Loans (1) (2)                                    1,517,265      33,127        8.66%       1,325,666    29,032       8.71%
-----------------------------------------------------------------------------------------------------------------------------
         Total interest-earning assets               2,067,606      42,948        8.24%       1,815,843    37,603       8.24%
-----------------------------------------------------------------------------------------------------------------------------
    Cash and due from banks                             35,303                                   37,487
    Premises and equipment, net                         27,327                                   26,377
    Allowance for loan losses                          (14,083)                                 (14,101)
    Other assets                                        79,907                                   78,462
-----------------------------------------------------------------------------------------------------------------------------
         Total assets                               $2,196,060     $42,948                   $1,944,068   $37,603
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES
    Interest-bearing demand                         $  143,756     $   712        1.96%      $  143,590   $   740       2.05%
    Savings and money
           market accounts                             438,362       3,998        3.62%         430,826     3,809       3.52%
    Time deposits of
           $100,000 or more                            789,175      11,279        5.67%         763,133    10,813       5.64%
    Other time deposits
-----------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing deposits             1,371,293      15,989        4.63%       1,337,549    15,362       4.57%
-----------------------------------------------------------------------------------------------------------------------------
    Federal Home Loan Bank advances                    444,519       6,623        5.91%         281,159     4,031       5.70%
    Federal funds purchased and
            securities sold                             84,043       1,106        5.22%          52,265       684       5.21%
-----------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing
             liabilities                             1,899,855      23,718        4.95%       1,670,973    20,077       4.78%
-----------------------------------------------------------------------------------------------------------------------------
    Noninterest-bearing deposits                       104,972                                   97,261
    Other liabilities                                   14,601                                   13,728
-----------------------------------------------------------------------------------------------------------------------------
         Total liabilities                           2,019,428                                1,781,962
    Stockholders' equity                               176,632                                  162,106
-----------------------------------------------------------------------------------------------------------------------------
         Total liabilities and
              stockholders' equity                  $2,196,060                               $1,944,068
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
          Net interest income                                      $19,230                                $17,526
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
          Net interest rate margin (3)                                            3.69%                                 3.84%
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


                                                            RATE/VOLUME ANALYSIS
-------------------------------------------------------------------------------------------------------------------------------
                                                                                              1997/1996
QUARTER ENDED SEPTEMBER 30,                                                          CHANGE IN INTEREST DUE TO:
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                    RATE &          NET
(Dollars in thousands)                                                 VOLUME           RATE        VOLUME         CHANGE
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
    Federal funds sold                                                $    60         $    18      $    (57)      $   21
    Interest-bearing deposits with financial institutions                 526            (104)         (344)          78
    U.S. Treasury and goverment agencies                                4,335             (30)       (3,210)       1,095
    Other securities  (1)                                                (434)            658           168           56
    Loans (1)                                                          16,688            (663)      (11,930)       4,095
                                                                     ---------------------------------------------------------
         Total interest-earning assets                                $21,175         $  (121)     $(15,709)      $5,345
                                                                     ---------------------------------------------------------
                                                                     ---------------------------------------------------------
Liabilities
    Interest-bearing demand                                           $     3         $  (129)     $    98        $  (28)
    Savings and money market accounts                                     265             431         (507)          189
    Time deposits                                                       1,469             229       (1,232)          466
                                                                     ---------------------------------------------------------
         Total interest-bearing deposits                                1,737             531       (1,641)          627
                                                                     ---------------------------------------------------------
    Federal Home Loan Bank advances                                     9,312             590       (7,310)        2,592
    Federal funds purchased and securities sold                         1,656               5       (1,239)          422
                                                                     ---------------------------------------------------------
         Total interest-bearing liabilities                           $12,705         $ 1,126      $(10,190)      $3,641
                                                                     ---------------------------------------------------------
          Net interest income                                         $ 8,470         $(1,247)     $ (5,119)      $1,704
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

                         SUMMARY OF CONSOLIDATED NET INTEREST INCOME

--------------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30,                                    1997                                   1996
--------------------------------------------------------------------------------------------------------------------------
                                                    AVERAGE                     AVERAGE     AVERAGE                AVERAGE
(Dollars in thousands)                              BALANCE      INTEREST         RATE      BALANCE     INTEREST     RATE
--------------------------------------------------------------------------------------------------------------------------
ASSETS
    Federal funds sold                           $    3,160      $    128       5.42%       $    3,870  $    150    5.18%
    Interest-bearing deposits
         with financial institutions                  7,393           512       9.26%           14,869       742    6.67%
    U.S. Treasury and
          goverment agencies                        370,844        20,115       7.25%          271,547    14,017    6.90%
    Other securities  (2)                           178,429         9,254       6.93%          190,021     9,052    6.36%
    Loans (1) (2)                                 1,465,014        94,997       8.67%        1,286,853    84,326    8.75%
                                                 ------------------------------------------------------------------------
         Total interest-earning assets           $2,024,840      $125,006       8.25%        1,767,160   108,287    8.19%
                                                 ------------------------------------------------------------------------
    Cash and due from banks                          34,589                                     34,372
    Premises and equipment, net                      26,613                                     26,057
    Allowance for loan losses                       (14,596)                                   (13,935)
    Other assets                                     78,909                                     77,694
                                                 ------------------------------------------------------------------------
         Total assets                            $2,150,365      $125,006                   $1,891,348  $108,287
                                                 ------------------------------------------------------------------------
                                                 ------------------------------------------------------------------------
Liabilities
    Interest-bearing demand                      $  142,341      $  2,145       2.01%       $  141,757  $  2,207    2.08%
    Savings and money
           market accounts                          436,372        11,682       3.58%          427,578    11,053    3.45%
    Time deposits                                   788,290        33,327       5.65%          746,162    31,545    5.65%
                                                 ------------------------------------------------------------------------
         Total interest-bearing deposits          1,367,003        47,154       4.61%        1,315,497    44,805    4.55%
                                                 ------------------------------------------------------------------------
    Federal Home Loan Bank advances                 415,226        18,136       5.84%          251,420    10,734    5.70%
    Federal funds purchased and
            securities sold                          84,599         3,484       5.51%           53,041     2,109    5.31%
                                                 ------------------------------------------------------------------------
         Total interest-bearing
            liabilities                           1,866,828        68,774       4.93%        1,619,958    57,648    4.75%
                                                 ------------------------------------------------------------------------
    Noninterest-bearing deposits                     97,373                                     92,852
    Other liabilities                                13,978                                     15,095
                                                 ------------------------------------------------------------------------
         Total liabilities                        1,978,179                                  1,727,905
    Stockholders' equity                            172,176                                    163,443
                                                 ------------------------------------------------------------------------
         Total liabilities and
             stockholders' equity                $2,150,355                                 $1,891,348
                                                 ------------------------------------------------------------------------
                                                 ------------------------------------------------------------------------
          Net interest income                                     $56,232                                $50,639
                                                 ------------------------------------------------------------------------
                                                 ------------------------------------------------------------------------
          Net interest rate margin (3)                                          3.71%                               3.83%
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


                                                            RATE/VOLUME ANALYSIS
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                 1997/1996
NINE MONTHS ENDED SEPTEMBER 30,                                                          CHANGE IN INTEREST DUE TO:
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                      RATE &          NET
(Dollars in thousands)                                                 VOLUME           RATE          VOLUME        CHANGE
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
    Federal funds sold                                               $    (37)         $     9       $     6       $   (22)
    Interest-bearing deposits with financial institutions                (499)             385          (116)         (230)
    U.S. Treasury and goverment agencies                                6,851              950        (1,703)        6,098
    Other securities  (1)                                                (737)           1,083          (144)          202
    Loans (1)                                                          15,589           (1,029)       (3,889)       10,671
                                                                     ---------------------------------------------------------
         Total interest-earning assets                               $ 21,167          $ 1,398       $(5,846)      $16,719
                                                                     ---------------------------------------------------------
                                                                     ---------------------------------------------------------
Liabilities
    Interest-bearing demand                                          $     12          $   (99)      $    25       $   (62)
    Savings and money market accounts                                     303              556          (230)          629
    Time deposits                                                       2,380               --          (598)        1,782
                                                                     ---------------------------------------------------------
         Total interest-bearing deposits                                2,695              457          (803)        2,349
                                                                     ---------------------------------------------------------
    Federal Home Loan Bank advances                                     9,337              352        (2,287)        7,402
    Federal funds purchased and securities sold                         1,676              106          (407)        1,375
                                                                     ---------------------------------------------------------
         Total interest-bearing liabilities                          $ 13,708          $   915       $(3,497)      $11,126
                                                                     ---------------------------------------------------------
                                                                     ---------------------------------------------------------
          Net interest income                                        $  7,459          $   483       $(2,349)      $ 5,593
                                                                     ---------------------------------------------------------
                                                                     ---------------------------------------------------------

(1) Income from state and political subdivisions securities and loans are stated on a tax equivalent basis.

    Net interest income on a tax-equivalent basis was approximately $19.2 million for the third quarter of 1997 as compared to $17.5 million for the third quarter of 1996. The increase of 9.7% was due primarily to the increase in average earning assets which grew $252.0 million or 13.0% for the quarter ended September 30, 1997 as compared to the same period ended September 30, 1996. Net interest income was decreased by the lower net interest margin of 3.69% for the three months ended September 30, 1997 as compared to 3.84% for the same period of 1996. The cost of funds increased .17% to 4.95% in the third quarter of 1997 as compared to 4.78% for the same period of 1996 as higher cost FHLB advances and other borrowings were used to fund loan growth.

    Net interest income on a tax-equivalent basis was approximately $56.2 million for the nine months ended September 30, 1997 as compared to $50.6 million for the nine months ended September 30, 1996. The increase of 11.0% was due primarily to the increase in average earning assets which grew $259.0 million or 13.7% for the nine months ended September 30, 1997 as compared to the same period ended September 30, 1996. Net interest income was decreased by the lower net interest margin of 3.71% for the nine months ended September 30, 1997 as compared to 3.83% for the same period of 1996. Higher yields associated with the increase in loans and higher yields on investments increased the yields on interest earning assets by .06% to 8.25% for the nine months ended September 30, 1997 as compared to 8.19% for the nine months ended September 30, 1996 while the cost of funds increased .18% to 4.93% in the third quarter of 1997 as compared to 4.75% for the same period of 1996.

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


         Noninterest income for the three months ended September 30, 1997 was approximately $5.4 million as compared to $3.3 million for the same period in 1996. Service charges on deposit accounts increased $497 thousand or 49.2% as fee based deposit accounts continued to increase in the Company's Indiana market from the new line of checking accounts. Gain on sale of loans, net increased $146 thousand or 31.8% as the Company increased loan sale activity in the third quarter. Investment service fees increased $425 thousand or 99.1%. Mortgage repurchase fees increased $119 thousand or 66.9% reflecting growth in this product line. Noninterest income for the nine months ended September 30, 1997 was approximately $13.8 million as compared to $9.2 million for the same period in 1996. Service charges on deposit accounts provided most of the increase by growing to $4.2 million as compared to $3.1 million for the nine month period ended September 30, 1996, an increase of 36.2%. Gain on sale of loans, net also increased $736 thousand or 115.2%. Investment service fees increase $898 thousand or 71.9%. Mortgage repurchase fees increased $234 thousand or 48.2% reflecting growth in this product line.

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


         Noninterest expense for the three months ended September 30, 1997 was $23.7 million as compared to $17.2 million for the same period in 1996. Total salaries and benefits increased $554 thousand or 11.0% to $5.6 million for the three months ended September 30, 1997 as compared to the same period for 1996. Marketing costs increased $39 thousand for the three months ended September 30, 1997 or 8.1% primarily related to the introduction of the new line of checking accounts in the Indiana market. Professional services expenses increased $445 thousand in third quarter of 1997 or 83.6% as the Company incurred costs associated with a consulting firm to assist in the implementation of an organizational structure to meet the demands of a larger institution after the two mergers as well as to eliminate inefficient processes and procedures. FDIC insurance expense decreased $5.5 million for the third quarter of 1997 as compared to the same period in 1996 as 1996 incurred a one-time charge to recapitalize the Savings Association Insurance Fund. Other expense increased $11.0 million primarily from the $11.1 million in merger related restructuring charges. The restructuring charges consisted of approximately $1.0 million for legal, $300 thousand for accounting, $4.6 million for compensation and employee contracts, $2.4 million for computer contracts written off, $2.4 million for advisors and $400 thousand for other charges.

         Noninterest expense for the nine months ended September 30, 1997 was $48.9 million as compared to $41.9 million for the same period in 1996. Salaries and benefits increased $1.8 million or 11.4% to $15.8 million for the nine months ended September 30, 1997 as compared to the same period in 1996. Occupancy expense increased $248 thousand or 8.0% for the first nine months of 1997, primarily related to new leased property. Postage expense increased $94 thousand or 10.9% because of additional mailings associated with the checking account products in the Indiana market. Marketing expenses increased $91 thousand or 6.1% also associated with marketing efforts for the checking program in the Indiana market. Professional services expenses increased $624 thousand or 46.7% in the first nine months of 1997 as a consulting firm was hired in late 1996 to assist in the review of organizational structure and processes and procedures efficiencies. FDIC insurance expense decreased $6.9 million in the first nine months of 1997 as compared to the same period of 1996 as the Savings Association Insurance Fund was re-capitalized with a special one-time charge in 1996. Other expense increased $11.5 million primarily related to the restructuring charge of $11.3 million associated with the IFC and CB mergers.

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

         Average loans outstanding for the third quarter of 1997 were $1.5 million as compared to $1.3 million for the same period in 1996, an increase of $192 thousand or 14.5%. The growth was primarily in commercial loans and consumer home equity loans as greater emphasis and management was placed on this type of lending in the new Indiana market entered in 1995. Average loans outstanding for the nine months ended September 30, 1997 were $1.5 million as compared to $1.3 million for the same period in 1996, an increase of $178 thousand or 13.8%. The growth was also primarily in commercial loans and consumer home equity loans.

         Average investment securities, interest-bearing deposits with financial institutions and fed funds sold were $550 million for the third quarter of 1997 as compared to $490 million for the same period in 1996, an increase of $60 million or 12.3% as the Company increased the level of adjustable rate securities that were matched with short-term FHLB advances. Average investment securities, interest-bearing deposits with financial institutions and fed funds sold were $560 million for the nine months ended

    September 30, 1997 as compared to $480 million for the same period in 1996, an increase of $80 million or 16.6%.

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

         The focus of liquidity management at Pinnacle is to satisfy general operating expenses, to service existing debt, and to take advantage of investment opportunities which Pinnacle's management believes will result in an improved return to stockholders. As Pinnacle is a legal entity separate and distinct from its bank subsidiary, substantially all of Pinnacle's revenue results from dividends paid to it by Pinnacle Bank and from earnings on investments. Dividends paid to Pinnacle by Pinnacle Bank amounted to $4.5 million for the third quarter of 1997 and $1.5 million for the third quarter of 1996. Dividends paid to Pinnacle by Pinnacle Bank amounted to $7.3 million for the nine month period ended September 30, 1997 and $6.9 million for the same period of 1996. Under current regulations, the amount of dividends that Pinnacle Bank can declare in 1997 is limited to its 1997 net profits (as defined in the Federal Reserve Act) plus retained profits for 1996 and 1995, unless regulatory approval is obtained.

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

LOAN LOSS ANALYSIS TABLE

                                                Quarter-to-date                Year-to-date
                                                 September 30,                 September 30,
(Dollars in thousands)                        1997           1996           1997           1996
------------------------------------------------------------------------------------------------------
Loans Outstanding at end of period,
 net of unearned discount                                               $  1,533,745   $  1,369,331
                                         ------------------------------------------------------------
                                         ------------------------------------------------------------

Average loans for the period              $  1,516,900   $  1,322,797   $  1,464,090   $  1,283,162
                                         ------------------------------------------------------------
                                         ------------------------------------------------------------
Allowance for loans losses,
 beginning of period                      $     14,342   $     14,560   $     15,410   $     14,016
                                         ------------------------------------------------------------
Charge-offs for period:
  Commercial loans                                 331            366          2,153            472
  Real Estate loans                                393             --          1,040             28
  Home Equity loans                                 --             --             19              3
  Consumer loans                                   189            267            714            749
                                         ------------------------------------------------------------
    Total charge-offs                              913            633          3,926          1,252
                                         ------------------------------------------------------------
Recoveries for period:
  Commercial loans                                   7             52              8            220
  Real Estate loans                                 85              9            280            141
  Consumer loans                                    43             41            122            143
                                         ------------------------------------------------------------
    Total recoveries                               135            102            410            504
                                         ------------------------------------------------------------
Net charge-offs for the period                     778            531          3,516            748
                                         ------------------------------------------------------------
Allowance recorded for
  acquired loans                                    --             --             --             --
Provision for loan losses                          850            810          2,520          1,571
                                         ------------------------------------------------------------
Allowance for loan losses,
  end of period                           $     14,414   $     14,839   $     14,414   $     14,839
                                         ------------------------------------------------------------
                                         ------------------------------------------------------------
Ratio of net charge-offs during the
  period to average loans outstanding              .05%           .04%           .24%           .06%
                                         ------------------------------------------------------------
                                         ------------------------------------------------------------

Allocation of allowance for loan losses:
  Commercial loans                                                      $      7,938   $      9,182
  Real Estate loans                                                            3,620          3,534
  Home Equity loans                                                            1,187            813
  Consumer loans                                                               1,669          1,310
                                         ------------------------------------------------------------
    Total allowance for loan losses                                     $     14,414   $     14,839
                                         ------------------------------------------------------------
                                         ------------------------------------------------------------
Percentage of loans to total gross loans:
  Real Estate loans                                                             52.4%          54.1%
  Commercial loans                                                              30.9%          29.1%
  Home Equity loans                                                             10.7%           9.0%
  Consumer loans                                                                 5.3%           7.2%
  Economic development bonds and
   other tax exempt loans                                                        0.7%           0.6%
                                         ------------------------------------------------------------
    Total                                                                        100%           100%
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

          As of September 30, 1997, under SFAS 114 and SFAS 118, the Company's impaired loans totaled $3.5 million (of which $3.2 million were on a nonaccrual basis). The related allowance for loan loss on these impaired loans at September 30, 1997, was $2.3 million. The Company's impaired loans averaged $4.0 million for the nine months ended September 30, 1997. Interest income of approximately $137 thousand was recognized, of which $113 thousand was on an accrual basis, on impaired loans for the nine months ended September 30, 1997. Charge-offs of approximately $330 thousand were recognized on impaired loans during the nine months ended September 30, 1997.

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

          Net charge-offs were $778 thousand in the third quarter of 1997, compared to $531 thousand in the third quarter of 1996. In the second quarter of 1997 and 1996, respectively, net charge-offs included
     $7 thousand and $52 thousand (recoveries) related to commercial borrowers, $43 thousand and $41 thousand in consumer credits and $85 thousand and -$9 thousand (recoveries) in real estate credits.

          Net charge-offs were $3.5 million for the nine months ended
     September 30, 1997, compared to $748 thousand for the same period of 1996. For the nine month period ended September 30, 1997 and 1996, respectively, net charge-offs included $8 thousand and -$172 thousand (recoveries) related to commercial borrowers, $122 thousand and $141 thousand in consumer credits and $280 thousand (recoveries) and $141 thousand (recoveries) in real estate credits.

     POTENTIAL PROBLEM LOANS
          In addition to the loans classified as nonaccrual or greater than 90 days delinquent and still accruing interest, there were other loans of approximately $15.0 million and $14.0 million at September 30, 1997 and December 31, 1996, respectively, where management is closely following the borrower's ability to continue to comply with loan payment terms. Current conditions do not warrant classification as nonperforming, nor is any principal loss on these loans considered likely at this time.

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

     The Company's and the Bank's actual capital amounts and rations are also presented in the table.


                                                  AMOUNT     RATIO     AMOUNT     RATIO    AMOUNT     RATIO
                                                  ------     ------    -------    -----    ------     ------
     AS OF SEPTEMBER 30, 1997
     TOTAL CAPITAL (TO RISK WEIGHTED ASSETS):
          Consolidated                            $173,810   14.27%    $97,414    8.00%    $121,767   10.00%
          Pinnacle Bank                            153,624   12.80      96,030    8.00      120,038   10.00
     TIER I CAPITAL (TO RISK WEIGHTED ASSETS):
          Consolidated                             159,396   13.09%     48,707    4.00%      73,061    6.00%
          Pinnacle Bank                            139,209   11.60      48,015    4.00       72,023    6.00
     TIER I CAPITAL (TO AVERAGE ASSETS):
          Consolidated                             159,396    7.31%     87,842    4.00%     109,803    5.00%
          Pinnacle Bank                            139,209    6.41      86,845    4.00      108,556    5.00


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

                            PINNACLE FINANCIAL SERVICES, INC.


DATE:  November 14, 1997    By: /s/ David W. Kolhagen
                                ------------------------------------------
                                David W. Kolhagen
                                Senior Vice President & Chief Financial Officer




                            By: /s/ John A. Newcomer
                                ------------------------------------------
                                John A. Newcomer
                                Vice President & Corporate Affairs Officer