Form 10-Q/A
period 1997-09-30
PINNACLE FINANCIAL SERVICES INC
filed 1998-01-07
CIK 853461

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                      FORM 10-Q/A
                                    (Amendment #2)

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
                                                                     --

PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                               (UNAUDITED)         (UNAUDITED)
(Dollars in thousands, except per share data)                                     9/30/97            12/31/96
--------------------------------------------------------------------------------------------------------------
ASSETS:
    Cash and cash equivalents:
         Cash and due from banks                                               $   44,477          $   60,957
         Federal funds sold                                                             -              15,750
                                                                               ----------          ----------
              Total cash and cash equivalents                                      44,477              76,707

    Interest-bearing deposits with financial institutions                           7,940              13,171
    Securities available-for-sale:
         Taxable                                                                  461,289             491,039
         Tax-exempt                                                                33,225              22,447
    Securities held to maturity:
         Taxable                                                                        -              14,299
         Tax-exempt                                                                     -                   -
    Loans, net of unearned income:
         Real Estate                                                              803,567             748,226
         Commercial                                                               473,829             430,242
         Tax-exempt                                                                10,298               9,686
         Consumer                                                                 246,029             239,186
                                                                               ----------          ----------
              Subtotal Loans                                                    1,533,723           1,427,340
    Less allowance for loan losses                                                 24,414              14,909
                                                                               ----------          ----------
         Net loans                                                              1,509,309           1,412,431
    Premises and equipments, net                                                   28,152              26,082
    Accrued interest receivable and other assets                                   95,939              79,034
                                                                               ----------          ----------
         Total assets                                                          $2,180,331          $2,135,210
                                                                               ----------          ----------

Liabilities:
    Deposits:
         Noninterest bearing demand                                            $  113,513          $  121,235
         Interest-bearing demand                                                  148,132             143,821
         Savings                                                                  448,092             437,513
         Time                                                                     762,219             776,142
                                                                               ----------          ----------
         Total deposits                                                         1,471,956           1,478,711
    Federal Home Loan Bank advances                                               428,571             369,238
    Securities sold under repurchase agreements and other borrowings               86,639             102,206
    Accrued interest payable and other liabilities                                 23,418              14,796
                                                                               ----------          ----------
         Total liabilities                                                      2,010,584           1,964,951

Stockholders' Equity:
    Common Stock; no par value; 15,000,000 shares authorized;
         12,340,458 shares issued and outstanding at September 30, 1997;
         12,151,514 shares issued and outstanding at December 31,1996.             19,110              19,110
    Additional paid in capital                                                     69,581              78,193
    Treasury Stock                                                                      -             (10,304)
    Guaranteed ESOP Obligation                                                          -                (380)
    R.R.P.                                                                              -                  (4)
    Retained earnings                                                              79,381              83,599
    Net unrealized gain (loss) on securities available-for-sale                     1,675                  45
                                                                               ----------          ----------
         Total stockholders' equity                                               169,747             170,259
                                                                               ----------          ----------
         Total liabilities and stockholders' equity                            $2,180,331          $2,135,210
                                                                               ----------          ----------
                                                                               ----------          ----------

PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                      QUARTER ENDED                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                    SEPTEMBER 30,
(Dollars in thousands, except per share data)                     1997              1996           1997             1996
-----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
    Interest and fees on loans:
         Taxable                                               $    32,916       $    28,886    $    94,336      $    83,947
         Tax-exempt                                                    144                99            449              256
    Interest and dividends on securities:
         Available-for-sale
              Taxable                                                8,883             8,002         27,876           21,835
              Tax-exempt                                               463               276          1,029              847
    Interest on federal funds sold                                      67                46            129              150
    Interest on interest-bearing deposits with
     financial institutions                                            198               120            512              742
                                                                -------------------------------------------------------------
         Total interest income                                      42,671            37,429        124,331          107,777

INTEREST EXPENSE:
    Interest on deposits                                            15,989            15,362         47,154           44,805
    Interest on Federal Home Loan Bank advances                      6,623             4,031         18,136           10,734
    Interest on securities sold under repurchase and
     other borrowings                                                1,106               684          3,484            2,109
                                                                -------------------------------------------------------------
         Total interest expense                                     23,718            20,077         68,774           57,648
                                                                -------------------------------------------------------------
         Net interest income                                        18,953            17,352         55,557           50,129
    Provision for loan losses                                       10,850               810         12,520            1,571
                                                                -------------------------------------------------------------
         Net interest income, after provision for loan losses        8,103            16,542         43,037           48,558
                                                                -------------------------------------------------------------

NONINTEREST INCOME:
    Service charges on deposit accounts                              1,508             1,011          4,167            3,059
    Trust income                                                       221               207            643              620
    Securities gains and losses, net                                   277               139            515              409
    Other income                                                     3,409             1,926          8,474            5,110
                                                                -------------------------------------------------------------
         Total noninterest income                                    5,415             3,283         13,799            9,198

NONINTEREST EXPENSES:
    Salaries and benefits                                            5,570             5,016         17,636           15,830
    Occupancy expense                                                1,121             1,072          3,360            3,112
    Equipment expense                                                  777               859          2,416            2,511
    FDIC insurance premiums                                            170             5,660            502            7,494
    Other expense                                                   16,052             4,582         25,004           12,919
                                                                -------------------------------------------------------------
         Total noninterest expense                                  23,690            17,189         48,918           41,866
                                                                -------------------------------------------------------------
    Income before federal income tax (benefit) expense             (10,172)            2,636          7,918           15,890
    Income tax (benefit) expense                                    (3,091)              579          3,049            4,838
                                                                -------------------------------------------------------------
         Net (loss) income                                     $    (7,081)      $     2,057    $     4,869      $    11,052
                                                                -------------------------------------------------------------
                                                                -------------------------------------------------------------
Net (loss) income per common share                             $     (0.58)      $      0.17    $      0.40      $      0.92
                                                                -------------------------------------------------------------
                                                                -------------------------------------------------------------
Weighted average shares outstanding                             12,300,642        12,015,540     12,212,113       12,023,196
                                                                -------------------------------------------------------------
                                                                -------------------------------------------------------------
Cash dividends declared per common share                       $      0.24       $      0.21    $      0.71      $      0.61
                                                                -------------------------------------------------------------
                                                                -------------------------------------------------------------

PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED STOCKHOLDERS' EQUITY SCHEDULE

                                                                       ADDITIONAL                              GUARANTEED
                                                         COMMON         PAID-IN       RETAINED     TREASURY       ESOP
(Dollars in thousands)                                    STOCK         CAPITAL       EARNINGS      STOCK      OBLIGATIONS
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1996                                  19,110          77,486        76,242       (9,711)          (591)

Net income                                                     -               -        11,052            -              -
Common stock issuance, net of stock, offering costs            -            (259)            -            -              -
Cash dividends declared, $.61 per share                        -               -        (6,619)           -              -
Common stock issuance upon exercise of options                 -             171             -            -              -
Repurchase of common stock                                     -               -             -         (605)             -
Payments made to guaranteed ESOP obligation                    -               -             -            -            161
Amortization of RRP contribution                               -               -             -            -              -
Issuance of treasury stock                                     -             (10)            -           19              -
Change in unrealized losses for securities
  available-for-sale, net of tax effect of $410                -               -             -            -              -
                                                        ---------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1996                               19,110          77,388        80,675      (10,297)          (430)
Net income                                                     -               -         5,033            -              -
Cash dividends declared, $.21 per share                        -               -        (2,110)           -              -
Common stock issuance upon exercise of options                 -             742             -            -              -
Repurchase of common stock                                     -               -             -           (7)             -
Payments made to guaranteed ESOP obligation                    -               -             -            -             50
Amortization of RRP contribution                               -               -             -            -              -
Tax benefit related to benefit plans                           -              63             -            -              -
Change in unrealized gains for securities
  available-for-sale, net of tax effect of $466                -               -             -            -              -
                                                        ---------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                                19,110          78,193        83,598      (10,304)          (380)
Net income                                                     -               -         4,869                           -
Common stock issuance upon exercise of options                 -           1,267             -                           -
Cash dividends declared, $.705 per share                       -                        (8,342)                          -
Payments made to guaranteed ESOP obligation                    -                                                       380
Amortization of RRP contribution                               -
Issuance of treasury stock                                     -         (-1,125)                     1,550
Retirement of treasury stock                                   -         (-8,754)                     8,754
Adjustment for change in fiscal year                                                      (744)
Change in unrealized gains for securities
  available-for-sale, net of tax effect of $(757)              -                             -
                                                        ---------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1997                               19,110          69,581        79,381            -              -
                                                        ---------------------------------------------------------------------
                                                        ---------------------------------------------------------------------


                                                                     NET UNREALIZED
                                                                     GAINS (LOSSES)
                                                                      ON SECURITIES
                                                                      AVAILABLE-FOR
(Dollars in thousands)                                      RRP            SALE        TOTAL
--------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1996                                     (21)          1,942       164,457

Net income                                                     -               -        11,052
Common stock issuance, net of stock, offering costs            -               -          (259)
Cash dividends declared, $.61 per share                        -               -        (6,619)
Common stock issuance upon exercise of options                 -               -           171
Repurchase of common stock                                     -               -          (605)
Payments made to guaranteed ESOP obligation                    -               -           161
Amortization of RRP contribution                             (13)              -            13
Issuance of treasury stock                                     -               -             9
Change in unrealized losses for securities
  available-for-sale, net of tax effect of $410                -          (4,937)       (4,937)
                                                        ------------------------------------------

BALANCE, SEPTEMBER 30, 1996                                   (8)         (2,995)      163,443
Net income                                                     -               -         5,034
Cash dividends declared, $.21 per share                        -               -        (2,110)
Common stock issuance upon exercise of options                 -               -           742
Repurchase of common stock                                     -               -            (7)
Payments made to guaranteed ESOP obligation                    -               -            50
Amortization of RRP contribution                              (4)              -             4
Tax benefit related to benefit plans                           -               -            63
Change in unrealized gains for securities                                                    -
  available-for-sale, net of tax effect of $466                -           3,040         3,040
                                                        ------------------------------------------

BALANCE, DECEMBER 31, 1996                                    (4)             45       170,259
Net income                                                                     -         4,869
Common stock issuance upon exercise of options                                 -         1,266
Cash dividends declared, $.705 per share                                       -        (8,342)
Payments made to guaranteed ESOP obligation                                                380
Amortization of RRP contribution                               4                             4
Issuance of treasury stock                                                                 425
Retirement of treasury stock                                                                 -
Adjustment for change in fiscal year                                                      (744)
Change in unrealized gains for securities
  available-for-sale, net of tax effect of $(757)                          1,630         1,630
                                                        ------------------------------------------

BALANCE, SEPTEMBER 30, 1997                                    -           1,675       169,747
                                                        ------------------------------------------
                                                        ------------------------------------------

PINNACLE FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                     1997         1996
                                                                                  ----------------------
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                    $   4,869    $  11,052
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                                 3,559        3,705
        Net amortization on loans and securities                                        516        1,208
        Provision for loan losses                                                    12,520        1,571
        Deferred federal income taxes                                                  (910)        (937)
        Mortgage loans purchased under agreement to resell                         (936,133)    (804,324)
        Proceeds from sales of mortgage loans purchased under agreements to
         resell                                                                     869,489      782,844
        Mortgage loans originated for sale                                          (34,954)    (130,313)
        Proceeds from sales of loans                                                 91,683      132,706
        Gain on sale of securities, net                                                (515)        (409)
        Gain on sale of loans, net                                                   (1,375)        (639)
        Increase in interest receivable and other assets                            (15,872)        (157)
        Increase in interest payable and other liabilities                            7,408          394
                                                                                  ----------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                        285       (3,299)
                                                                                  ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase) decrease in loans, excluding loan sales,
        purchases, and originated for sale                                          (59,106)     (88,505)
    Purchase of Forrest Holdings, Inc. preferred stock                                      -     (2,500)
    Purchases of loans                                                              (38,014)     (58,318)
    Purchases of securities available-for-sale                                     (156,054)    (239,120)
    Purchases of securities held-to-maturity                                              -       (3,719)
    Proceeds from sales of securities available-for-sale                            137,483       93,665
    Proceeds from maturities and paydowns of securities
        available-for-sale                                                           51,590       49,918
    Proceeds from maturities and paydowns of securities
        held-to-maturity                                                                  -        4,402
    Net increase in interest-bearing deposits with financial institutions             4,967       40,341
    Capital expenditures                                                             (4,124)      (2,628)
                                                                                    ----------------------
       NET CASH USED BY INVESTING ACTIVITIES                                        (63,258)    (206,464)
                                                                                  ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                                              (6,755)      81,930
    Net increase in securities sold under repurchase agreements
        and other borrowings                                                         43,766      133,194
    Common stock issued                                                               1,268          (88)
    Dividends paid                                                                   (8,342)      (6,501)
    Issuance of treasury stock                                                          425            9
    Purchase of treasury stock                                                            -         (605)
    Contributions to fund ESOP                                                          380           48
                                                                                  ----------------------
       NET CASH USED BY FINANCING ACTIVITIES                                         30,742      207,987
                                                                                  ----------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (32,231)      (1,776)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       76,707       61,556
                                                                                  ----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  44,476    $  59,780
                                                                                  ----------------------
                                                                                  ----------------------
SUPPLEMENTAL DISCLOSURES:
        Interest paid                                                             $  65,192    $  57,270
        Federal income taxes paid                                                 $   6,910    $   6,582
        Loans transferred to other real estate owned                              $     840    $     550


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

         The results of the operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):

                                      Six months ended        Year Ended
                                          June 30,           December 31,
                                            1997           1996          1995
                                           ------         ------        ------
         Net interest income:
              Pinnacle                     18,430         34,276        19,344
              IFC                          13,546         25,674        26,141
              CB                            4,628          8,354         7,362
                                           ------         ------        ------
              Consolidated                 36,604         68,304        52,847
                                           ------         ------        ------
                                           ------         ------        ------

         Other noninterest income:
              Pinnacle                      4,338          7,308         4,586
              IFC                           3,076          3,870         4,109
              CB                              970          1,675         1,114
                                           ------         ------        ------
              Consolidated                  8,384         12,853         9,809
                                           ------         ------        ------
                                           ------         ------        ------

         Net income:
              Pinnacle                      6,080          9,152         6,459

              IFC                           4,251          4,623         7,304
              CB                            1,619          2,312         2,458
                                           ------         ------        ------
              Consolidated                 11,950         16,087        16,221
                                           ------         ------        ------
                                           ------         ------        ------

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

NOTE 7:  RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION

         The Company restated its previously reported third quarter 1997 results. The restatement increases the previously reported third quarter loss of $1,131,000 (($.09) per share) to a loss of $7,081,000 (($.58) per share). Additionally, earnings for the nine months ended September 30, 1997 have been restated reducing previously reported earnings of $10,819,000 or $.89 per share to $4,869,000 or $.40 per share. The restatement is primarily attributable to the conformity of loan loss reserve methodologies as a result of the third quarter 1997 acquisitions of IFC and CB to that of the Company. The restatement increases the Company's allowance for loan losses $10,000,000 to $24,414,000. In recently completing the Company's allowance for loan loss conformity review of IFC and CB, the Company applied the general reserve assumptions consistent with those utilized historically by the Company, while also reflective of anticipated charge-off trends, particularly in the consumer and credit card portfolios. Additionally, in fully implementing its detailed individual loan grading methodology and conforming IFC and CB to that methodology, the Company established additional general and specific reserves in the combined commercial real estate portfolio.

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

         Pinnacle has approximately $2.2 billion in total assets as of September 30, 1997. Pinnacle returned (1.28%) on average assets for the third quarter of 1997 as compared to .42% for the same period of 1996. Pinnacle returned 0.30% on average assets for the nine months ended September 30, 1997 as compared to .78% for the same period of 1996. Pinnacle incurred $8.0 million in after tax restructuring charges in connection with the acquisition of Indiana Federal Corporation and CB Bancorp during the third quarter of 1997. Additionally, Pinnacle recorded a $10.9 million provision for loan losses for the third quarter of 1997 as compared to $810,000 for the same period in 1996, primarily as a result of conforming loan loss reserve methodologies in connection with the third quarter 1997 acquisitions of IFC and CB. Pinnacle incurred $3.6 million after tax as a result of the one time SAIF charge recorded during the third quarter of 1996. Return on assets without the restructuring charges of $8.0 million after tax would have been .17% for the third quarter of 1997 and .82% for the nine months ended September 30, 1997. Return on assets without the one time SAIF charge would have been 1.16% for the third quarter of 1996 and 1.03% for the nine months ended September 30, 1996.

         For the third quarter of 1997, Pinnacle's return on average equity was (15.90%) as compared to 5.05% for the same period of 1996. Pinnacle's return on average equity was 3.78% for the nine months ended September 30, 1997 as compared to 9.03% for the same period of 1996. Without the restructuring charges, return on average equity for the third quarter of 1997 would have been 2.06% and the nine months ended September 30, 1997 would have been 10.23%. Without the SAIF charge, return on average equity for the third quarter of 1996 would have been 13.88% and the nine months ended September 30, 1996 would have been 11.97%.

         Pinnacle believes its success is in part attributable to a growth strategy that has (i) increased assets to $2.2 billion as of September 30, 1997, and (ii) increased net loans to $1.5 billion as of September 30, 1997, primarily through three acquisitions in the Indiana market since 1995. On December 1, 1995, Pinnacle entered the Indiana market by way of the acquisition of Maco Bancorp ($412.8 million in assets) and on August 1, 1997 added Indiana Federal Corporation ($837.0 million in assets) and CB Bancorp ($290.0 million in assets). Pinnacle's loan to deposit ratio was approximately 104.2% at September 30, 1997. Pinnacle's growth has been generated internally through customer retention and cross-selling programs and externally through acquisitions. Since 1988, Pinnacle has consummated seven acquisitions, four of which involved thrifts.

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

                           OVERVIEW AND FINANCIAL CONDITION


    NET INCOME
         For the three months ended September 30, 1997, the Company reported net loss of approximately $7.1 million or $(.58) per share, as compared to net income of approximately $2.1 million, or $.17 per share for three months ended September 30, 1996, a decrease in net income of 444.2% and 441.2% on a per share basis. For the nine months ended September 30, 1997, the Company reported net income of approximately $4.9 million or $.40 per share, as compared to net income of approximately $11.1 million or $.92 per share for the same period in 1996. The decrease in net income was largely the result of the restructuring charges of $8.0 million after tax and the $10.0 million pre-tax increase in provision for loan losses in connection with the acquisitions of IFC and CB in the third quarter of 1997, offset by the one-time SAIF charge in the third quarter of 1996. Net income without the restructuring charges of $8.0 million after tax would have been $919 thousand or $.07 per share, as compared to $5.7 million or $.47 per share for the three months ended September 30, 1997 and 1996, respectively, a decrease of 83.6%.

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

                          OVERVIEW AND FINANCIAL HIGHLIGHTS

                                     At September 30,   At December 31,
                                          1997                1996
                                          ----                ----

    (Dollars in Thousands)

    Total assets                       $2,180,331          $2,135,210
    Loans, net                          1,509,309           1,412,431
    Deposits                            1,471,956           1,478,711
    Stockholders' equity                  169,747             170,259

         Loans, net, at September 30, 1997 were approximately $1.5 billion, which was $96.9 million greater than loans, net, at December 31, 1996 of $1.4 billion. Commercial and tax exempt loans grew $44.2 million, or 10.0% to $439.9 million at September 30, 1997 as compared to the December 31, 1996 total of $439.7 million. Consumer loans, consisting primarily of home equity loans, were $246.0 million at September 30, 1997, an increase of $6.8 million, or 2.9% , over the December 31, 1996 total of $239.2 million. Real estate loans increased $55.3 million, or 7.4%, to $803.6 million at September 30, 1997 from $748.2 million at December 31, 1996.

         The increase in commercial loans was primarily in the Indiana market experiencing good economic growth. The growth in consumer loans was controlled through the sale of home equity loans totaling approximately $18 million in 1997. The increase in real estate loans was primarily through the mortgage loan repurchase product obtained in the CB Bancorp acquisition which increased from $95.2 million as of December 31, 1996 to $163.7 million as of September 30, 1997.

         The allowance for loan losses increased $9.5 million from $14.9 million at December 31, 1996 to $24.4 million at September 30, 1997. The increase is primarily a result of conforming loan loss reserve methodologies in connection with the third quarter 1997 acquisitions of IFC and CB.

         Total deposits at September 30, 1997 and December 31, 1996 were $1.5 billion. Savings deposits increased $11.6 million (to $448.1 million) while time deposits decreased $13.9 million (to $762.2 million), and noninterest bearing demand deposits decreased $10.3 million (to $113.5 million) mainly because of seasonal deposits at December 31, 1996 were shifted to other interest bearing accounts.

         Federal Home Loan Bank advances, securities sold under repurchase agreements and other borrowings were approximately $515.2 million at September 30, 1997, as compared to $471.4 million at December 31, 1996. These increases reflect the use of these funding sources to match specific investment securities purchases with the like maturities or pricing terms and to fund strong loan growth during 1996 and 1997. Stockholders' equity was approximately $169.7 million at September 30, 1997 as compared to $170.3 million at December 31, 1996. The decrease in stockholders' equity since December 31, 1996 resulted from net income earned for 1997 offset by changes in the market values of securities available-for-sale and dividends paid.

         Pinnacle follows two key financial performance measures. Pinnacle's return on average equity measures how profitably the stockholders' invested capital has been deployed. Pinnacle's return on average equity was (15.90%) for the third quarter of 1997 compared to 5.05% for the third quarter of 1996. Pinnacle's return on average equity was 3.78% for the nine months ended September 30, 1997 as compared to 9.03% for the same period of 1996. Pinnacle incurred $8.0 million in net after tax restructuring charges in connection with the acquisition of IFC and CB during the third quarter of 1997. Pinnacle recorded a $10.9 million provision for loan losses for the third quarter of 1997 compared to $810,000 for the same period in 1996 as a result of primarily conforming loan loss reserve methodologies in connection with the third quarter 1997 acquisitions of IFC and CB. Return on average equity without the restructuring charge of $8.0 million after tax would have been 2.06% for the third quarter of 1997 and 10.23% for the nine months ended September 30, 1997. Additionally, Pinnacle incurred $3.6 million in net after tax as a result of the one-time SAIF charge during the third quarter of 1996.
    Return on average equity without the one-time SAIF charge would have been 13.88% and 11.97% for the third quarter of 1996 and the nine months ended September 30, 1996, respectively.

         Return on average assets measures how profitably the total assets of Pinnacle are invested. Return on average assets was (1.28%) for the third quarter of 1997 compared to .42% for the third quarter of 1996. Pinnacle returned .30% on average assets for the nine months ended September 30, 1997 as compared to .78% for the same period of 1996. Pinnacle incurred $8.0 million in net after tax restructuring charges and a $10.0 million increase in provision for loan losses in connection with the acquisition of IFC and CB during the third quarter of 1997. Return on assets without the restructuring charge of $8.0 million after tax would have been .17% for the third quarter of 1997 and .82% for the nine months ended September 30, 1997. Additionally, Pinnacle incurred $3.6 million in net after tax as a result of the one-time SAIF charge during the third quarter of 1996. Return on average assets without the one-time SAIF charge would have been 1.16% and 1.03% for the third quarter of 1996 and the nine months ended September 30, 1996, respectively.

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

                                RESULTS OF OPERATIONS


NET INCOME
         For the three months ended September 30, 1997, the Company reported net loss of approximately $7.1 million or $(.58) per share, as compared to net income of approximately $2.1 million, or $.17 per share for three months ended September 30, 1996, a decrease in net income of 444.2% and 441.2% on a per share basis. For the nine months ended September 30, 1997, the Company reported net income of approximately $4.9 million or $.40 per share, as compared to net income of approximately $11.1 million or $.92 per share for the same period in 1996. The decrease in net income was largely the result of the restructuring charges of $8.0 million after tax and a $10.0 million pre-tax increase to provision for loan losses in connection with the acquisition of IFC and CB in the third quarter of 1997, offset by the one-time SAIF charge in the third quarter of 1996. Net income without the restructuring charges of $8.0 million after tax would have been $919 thousand or $.07 per share, as compared to $5.7 million or $.47 per share for the three months ended September 30, 1997 and 1996, respectively, a decrease of 84.2%.

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


                                                            RATE/VOLUME ANALYSIS
-------------------------------------------------------------------------------------------------------------------------------
                                                                                              1997/1996
QUARTER ENDED SEPTEMBER 30,                                                          CHANGE IN INTEREST DUE TO:
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                    RATE &          NET
(Dollars in thousands)                                                 VOLUME           RATE        VOLUME         CHANGE
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
    Federal funds sold                                                $    60         $    18      $    (57)      $   21
    Interest-bearing deposits with financial institutions                 526            (104)         (344)          78
    U.S. Treasury and government agencies                                4,335             (30)       (3,210)       1,095
    Other securities  (1)                                                (434)            658           168           56
    Loans (1)                                                          16,688            (663)      (11,930)       4,095
                                                                     ---------------------------------------------------------
         Total interest-earning assets                                $21,175         $  (121)     $(15,709)      $5,345
                                                                     ---------------------------------------------------------
                                                                     ---------------------------------------------------------
Liabilities
    Interest-bearing demand                                           $     3         $  (129)     $    98        $  (28)
    Savings and money market accounts                                     265             431         (507)          189
    Time deposits                                                       1,469             229       (1,232)          466
                                                                     ---------------------------------------------------------
         Total interest-bearing deposits                                1,737             531       (1,641)          627
                                                                     ---------------------------------------------------------
    Federal Home Loan Bank advances                                     9,312             590       (7,310)        2,592
    Federal funds purchased and securities sold                         1,656               5       (1,239)          422
                                                                     ---------------------------------------------------------
         Total interest-bearing liabilities                           $12,705         $ 1,126      $(10,190)      $3,641
                                                                     ---------------------------------------------------------
          Net interest income                                         $ 8,470         $(1,247)     $ (5,119)      $1,704
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

                         SUMMARY OF CONSOLIDATED NET INTEREST INCOME

--------------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30,                                    1997                                   1996
--------------------------------------------------------------------------------------------------------------------------
                                                    AVERAGE                     AVERAGE     AVERAGE                AVERAGE
(Dollars in thousands)                              BALANCE      INTEREST         RATE      BALANCE     INTEREST     RATE
--------------------------------------------------------------------------------------------------------------------------
ASSETS
    Federal funds sold                           $    3,160      $    128       5.42%       $    3,870  $    150    5.18%
    Interest-bearing deposits
         with financial institutions                  7,393           512       9.26%           14,869       742    6.67%
    U.S. Treasury and
          government agencies                        370,844        20,115       7.25%          271,547    14,017    6.90%
    Other securities  (2)                           178,429         9,254       6.93%          190,021     9,052    6.36%
    Loans (1) (2)                                 1,465,014        94,997       8.67%        1,286,853    84,326    8.75%
                                                 ------------------------------------------------------------------------
         Total interest-earning assets           $2,024,840      $125,006       8.25%        1,767,160   108,287    8.19%
                                                 ------------------------------------------------------------------------
    Cash and due from banks                          34,589                                     34,372
    Premises and equipment, net                      26,613                                     26,057
    Allowance for loan losses                       (14,596)                                   (13,935)
    Other assets                                     78,909                                     77,694
                                                 ------------------------------------------------------------------------
         Total assets                            $2,150,365      $125,006                   $1,891,348  $108,287
                                                 ------------------------------------------------------------------------
                                                 ------------------------------------------------------------------------
Liabilities
    Interest-bearing demand                      $  142,341      $  2,145       2.01%       $  141,757  $  2,207    2.08%
    Savings and money
           market accounts                          436,372        11,682       3.58%          427,578    11,053    3.45%
    Time deposits                                   788,290        33,327       5.65%          746,162    31,545    5.65%
                                                 ------------------------------------------------------------------------
         Total interest-bearing deposits          1,367,003        47,154       4.61%        1,315,497    44,805    4.55%
                                                 ------------------------------------------------------------------------
    Federal Home Loan Bank advances                 415,226        18,136       5.84%          251,420    10,734    5.70%
    Federal funds purchased and
            securities sold                          84,599         3,484       5.51%           53,041     2,109    5.31%
                                                 ------------------------------------------------------------------------
         Total interest-bearing
            liabilities                           1,866,828        68,774       4.93%        1,619,958    57,648    4.75%
                                                 ------------------------------------------------------------------------
    Noninterest-bearing deposits                     97,373                                     92,852
    Other liabilities                                13,978                                     15,095
                                                 ------------------------------------------------------------------------
         Total liabilities                        1,978,179                                  1,727,905
    Stockholders' equity                            172,176                                    163,443
                                                 ------------------------------------------------------------------------
         Total liabilities and
             stockholders' equity                $2,150,355                                 $1,891,348
                                                 ------------------------------------------------------------------------
                                                 ------------------------------------------------------------------------
          Net interest income                                     $56,232                                $50,639
                                                 ------------------------------------------------------------------------
                                                 ------------------------------------------------------------------------
          Net interest rate margin (3)                                          3.71%                               3.83%
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


                                                            RATE/VOLUME ANALYSIS
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                 1997/1996
NINE MONTHS ENDED SEPTEMBER 30,                                                          CHANGE IN INTEREST DUE TO:
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                      RATE &          NET
(Dollars in thousands)                                                 VOLUME           RATE          VOLUME        CHANGE
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
    Federal funds sold                                               $    (37)         $     9       $     6       $   (22)
    Interest-bearing deposits with financial institutions                (499)             385          (116)         (230)
    U.S. Treasury and government agencies                                6,851              950        (1,703)        6,098
    Other securities  (1)                                                (737)           1,083          (144)          202
    Loans (1)                                                          15,589           (1,029)       (3,889)       10,671
                                                                     ---------------------------------------------------------
         Total interest-earning assets                               $ 21,167          $ 1,398       $(5,846)      $16,719
                                                                     ---------------------------------------------------------
                                                                     ---------------------------------------------------------
Liabilities
    Interest-bearing demand                                          $     12          $   (99)      $    25       $   (62)
    Savings and money market accounts                                     303              556          (230)          629
    Time deposits                                                       2,380               --          (598)        1,782
                                                                     ---------------------------------------------------------
         Total interest-bearing deposits                                2,695              457          (803)        2,349
                                                                     ---------------------------------------------------------
    Federal Home Loan Bank advances                                     9,337              352        (2,287)        7,402
    Federal funds purchased and securities sold                         1,676              106          (407)        1,375
                                                                     ---------------------------------------------------------
         Total interest-bearing liabilities                          $ 13,708          $   915       $(3,497)      $11,126
                                                                     ---------------------------------------------------------
                                                                     ---------------------------------------------------------
          Net interest income                                        $  7,459          $   483       $(2,349)      $ 5,593
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

    INCOME TAXES

         The income tax benefit was approximately $3.1 million for the three months ended September 30, 1997 and the income tax expense was approximately $579 thousand for the same period in 1996. The income tax benefit for the quarter was the result of the $10.0 million increase in provision for loan losses primarily as a result of conforming loan loss methodologies in connection with the third quarter 1997 acquisitions of IFC and CB, offset by the non-deductibility of certain restructuring charges related to the mergers. Income taxes were approximately $3.0 million for the nine months ended September 30, 1997 and approximately $4.8 million for the same period in 1996. The decrease was primarily attributable to the higher level of provision for loan losses. The effective tax rate was 38.5% for the nine months ended September 30, 1997 as compared to 30.4% for the same period in 1996.

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

         Average loans outstanding for the third quarter of 1997 were $1.5 billion as compared to $1.3 billion for the same period in 1996, an increase of $192 million or 14.5%. The growth was primarily in commercial loans and consumer home equity loans as greater emphasis and management was placed on this type of lending in the new Indiana market entered in 1995. Average loans outstanding for the nine months ended September 30, 1997 were $1.5 billion as compared to $1.3 billion for the same period in 1996, an increase of $178 million or 13.8%. The growth was also primarily in commercial loans and consumer home equity loans.

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

         Pinnacle identified investment securities totaling approximately $494.5 million and $513.5 million, respectively, as being available-for-sale at September 30, 1997 and December 31, 1996, respectively, which consequently is available to meet liquidity needs of Pinnacle.

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

LOAN LOSS ANALYSIS TABLE

                                                Quarter-to-date                Year-to-date
                                                 September 30,                 September 30,
(Dollars in thousands)                        1997           1996           1997           1996
------------------------------------------------------------------------------------------------------
Loans Outstanding at end of period,
 net of unearned discount                                               $  1,533,745   $  1,369,331
                                         ------------------------------------------------------------
                                         ------------------------------------------------------------

Average loans for the period              $  1,516,900   $  1,322,797   $  1,464,090   $  1,283,162
                                         ------------------------------------------------------------
                                         ------------------------------------------------------------
Allowance for loans losses,
 beginning of period                      $     14,342   $     14,560   $     15,410   $     14,016
                                         ------------------------------------------------------------
Charge-offs for period:
  Commercial loans                                 331            366          2,153            472
  Real Estate loans                                393             --          1,040             28
  Home Equity loans                                 --             --             19              3
  Consumer loans                                   189            267            714            749
                                         ------------------------------------------------------------
    Total charge-offs                              913            633          3,926          1,252
                                         ------------------------------------------------------------
Recoveries for period:
  Commercial loans                                   7             52              8            220
  Real Estate loans                                 85              9            280            141
  Consumer loans                                    43             41            122            143
                                         ------------------------------------------------------------
    Total recoveries                               135            102            410            504
                                         ------------------------------------------------------------
Net charge-offs for the period                     778            531          3,516            748
                                         ------------------------------------------------------------
Allowance recorded for
  acquired loans                                    --             --             --             --
Provision for loan losses                       10,850            810         12,520          1,571
                                         ------------------------------------------------------------
Allowance for loan losses,
  end of period                           $     24,414   $     14,839   $     24,414   $     14,839
                                         ------------------------------------------------------------
                                         ------------------------------------------------------------
Ratio of net charge-offs during the
  period to average loans outstanding              .05%           .04%           .24%           .06%
                                         ------------------------------------------------------------
                                         ------------------------------------------------------------

Allocation of allowance for loan losses:
  Commercial loans                                                      $     12,738   $      9,182
  Real Estate loans                                                            6,320          3,534
  Home Equity loans                                                            2,687            813
  Consumer loans                                                               2,669          1,310
                                         ------------------------------------------------------------
    Total allowance for loan losses                                     $     24,414   $     14,839
                                         ------------------------------------------------------------
                                         ------------------------------------------------------------
Percentage of loans to total gross loans:
  Real Estate loans                                                             52.4%          54.1%
  Commercial loans                                                              30.9%          29.1%
  Home Equity loans                                                             10.7%           9.0%
  Consumer loans                                                                 5.3%           7.2%
  Economic development bonds and
   other tax exempt loans                                                        0.7%           0.6%
                                         ------------------------------------------------------------
    Total                                                                        100%           100%
                                         ------------------------------------------------------------
                                         ------------------------------------------------------------

         For the three months ended September 30, 1997, the provision for loan losses totaled $10.9 million as compared to $810 thousand for the same period in 1996. The increase was primarily attributable to the conformity of loan loss reserve methodologies as a result of the third quarter 1997 acquisition of IFC and CB to that of Pinnacle. In recently completing Pinnacle's allowance for loan loss conformity review of IFC and CB, Pinnacle applied the general reserve assumptions consistent with those utilized historically by Pinnacle, while also reflective of charge-off trends, particularly in the consumer and credit card portfolios. Additionally, in fully implementing its detailed individual loan grading methodology and conforming IFC and CB to that methodology, Pinnacle established additional general and specific reserves in the combined commercial real estate portfolio. For the nine months ended September 30, 1997, the provision for loan losses totaled $12.5 million as compared to $1.6 million for the same period in 1996. Net charge-offs for the period ended September 30, 1997 was $3.5 million as compared to $748 thousand for the same period in 1996.

         The allowance for loan losses totaled approximately $24.4 million at September 30, 1997 as compared to approximately $14.9 million at September 30, 1996 and the allowance as a percentage of total loans was 1.59% and 1.04% respectively, for such dates indicated. The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the above categories of loans at the dates indicated. The allowance is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions prior loss experience, the composition of loan portfolio, and management's evaluation of the collectibility of specific loans.


                                 NONPERFORMING ASSETS

         Nonperforming assets include nonaccruing loans, restructured loans, contractually past due 90 days or more but still accruing loans, and other real estate owned. The following table presents detailed information concerning nonperforming assets at September 30, 1997 and December 31, 1996.

                                                 SEPTEMBER 30,  DECEMBER 31,
(Dollars in thousands)                              1997           1996
--------------------------------------------------------------------------------
Nonperforming assets  (a) :
 Nonaccruing loans:
  Real estate                                      $  5,479      $  6,442
  Commercial                                          5,339         4,569
  Home equity                                           160            --
  Other                                                  67           118
--------------------------------------------------------------------------------
   Total nonaccruing loans                           11,045        11,129

 Contractually past due but still accruing
   loans (a)
  Real estate                                      $  5,216      $  3,459
  Commercial                                          2,665         2,239
  Home equity                                           311           161
  Other                                                 543           342
--------------------------------------------------------------------------------
   Total contractually past due but still
    accruing loans (a)                                8,735         6,201

 Restructured loans                                     476           684
--------------------------------------------------------------------------------
  Total nonperforming loans                          20,256        18,014

 Other real estate owned                              2,633         5,152
--------------------------------------------------------------------------------
   Total nonperforming assets                      $ 22,889      $ 23,166
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  Nonperforming loans / loans                          1.32%         1.26%
  Nonperforming assets / loans and other
   real estate owned                                   1.49%         1.62%
  Reserve for possible loan
   losses / nonperforming loans                      120.53%        82.76%
  Reserve for possible loan
   losses / nonperforming assets                     106.66%        64.36%
--------------------------------------------------------------------------------
(a) Accruing loans past due 90 days or more.


     The increase in total nonperforming loans from December 31, 1996 to September 30, 1997 is primarily due to the increase in real estate loans past due but still accruing of $1.8 million. Other real estate decreased $2.5 million.

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

     The Company's and the Bank's actual capital amounts and rations are also presented in the table.


                                                  AMOUNT     RATIO     AMOUNT     RATIO    AMOUNT     RATIO
                                                  ------     ------    -------    -----    ------     ------
     AS OF SEPTEMBER 30, 1997
     TOTAL CAPITAL (TO RISK WEIGHTED ASSETS):
          Consolidated                            $169,560   13.98%    $97,007    8.00%    $121,258   10.00%
          Pinnacle Bank                            148,314   12.41      95,606    8.00      119,507   10.00
     TIER I CAPITAL (TO RISK WEIGHTED ASSETS):
          Consolidated                             154,288   12.72%     48,503    4.00%      72,755    6.00%
          Pinnacle Bank                            133,259   11.15      47,803    4.00       71,704    6.00
     TIER I CAPITAL (TO AVERAGE ASSETS):
          Consolidated                             154,288    7.07%     87,294    4.00%     109,118    5.00%
          Pinnacle Bank                            133,259    6.13      86,952    4.00      108,690    5.00


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

                            PINNACLE FINANCIAL SERVICES, INC.


DATE:  January 7, 1998      By: /s/ David W. Kolhagen
                                ------------------------------------------
                                David W. Kolhagen
                                Senior Vice President & Chief Financial Officer




                            By: /s/ John A. Newcomer
                                ------------------------------------------
                                John A. Newcomer
                                Vice President & Corporate Affairs Officer