Form 10-K405
period 1997-12-31
PINNACLE FINANCIAL SERVICES INC
filed 1998-03-31
CIK 853461

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                                -------      -------

                           Commission file number 0-17937

                       PINNACLE FINANCIAL SERVICES, INC.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                  Michigan                                      38-2671129
       -------------------------------             -----------------------------------
       (State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
       Incorporation or Organization)

  830 Pleasant Street, St. Joseph, Michigan                        49085
  ----------------------------------------                      ----------
  (Address of Principal Executive Offices)                      (Zip Code)

         Registrant's telephone number, including area code: (616) 983-6311

          Securities registered pursuant to Section 12(b) of the Act: None

            Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, no par value per share

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting shares held by non-affiliates of the registrant as of March 20, 1998 (based on the closing price of those shares listed on the Nasdaq National Market) was $586,589,350.

    The number of common shares, no par value, outstanding as of March 20, 1998, was 12,653,454.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                        None

                       PINNACLE FINANCIAL SERVICES, INC.

                                   FORM 10-K

                                     INDEX

                                                                                                                Page
                                                                                                                -----
PART I
Item 1.        Business....................................................................................       4
Item 2.        Properties..................................................................................      10
Item 3.        Legal Proceedings...........................................................................      11
Item 4.        Submission of Matters to a Vote of Security Holders.........................................      12
PART II
Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters.......................      13
Item 6.        Selected Financial Data.....................................................................      14
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.......      15
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk..................................      33
Item 8.        Financial Statements and Supplementary Data.................................................      33
Item 9.        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure........      75
PART III
Item 10.       Directors and Executive Officers of the Registrant..........................................      76
Item 11.       Executive Compensation......................................................................      79
Item 12.       Security Ownership of Certain Beneficial Owners and Management..............................      85
Item 13.       Certain Relationships and Related Transactions..............................................      86
PART IV
Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................      87
Signatures.................................................................................................      91

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

    Pinnacle Bank, which is headquartered in St. Joseph, Michigan, currently operates through 14 branch offices located throughout southwestern Michigan, 30 branch offices located throughout northwestern Indiana, and 2 loan production offices located in Merrillville and Indianapolis, Indiana.

    Through Pinnacle Bank, Pinnacle offers financial service products which include domestic banking services such as consumer, commercial and real estate loans, personal and business checking accounts, savings accounts, time deposits, safe deposit services, cash management services, and transmission of funds, as well as trust and other fiduciary services, full-service brokerage services and insurance products. Commercial customers include retailers, commercial developers, professionals, and small manufacturers. Retail customers cover a broad spectrum with focus on providing personalized, high quality and comprehensive service in order to develop and maintain long-term, multiple account relationships with customers.

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

    Pinnacle had $2.1 billion in total assets as of December 31, 1997. Pinnacle returned 0.48% on average assets for the year ended December 31, 1997. This compares to 0.83% and 1.15% for each of the years in the two year period ended December 31, 1996. For the year ended December 31, 1997, Pinnacle's return on average equity was 5.83%. Annual returns on average equity since 1993 have ranged from 5.83% to 13.87%.

    Pinnacle believes its success is in part attributable to a growth strategy that, since the beginning of 1993, has (i) increased assets by more than 86% (with total assets growing to $2.1 billion by December 31, 1997), and (ii) increased loans by more than 94% (with total loans growing to approximately $1.5 billion at December 31, 1997). Pinnacle's loan to deposit ratio was approximately 105.3% at December 31, 1997. Pinnacle's growth has been generated internally through customer retention and cross-selling programs and externally through acquisitions. Since 1988, Pinnacle has consummated seven acquisitions, four of which involved thrifts.

Merger Agreement with CNB Bancshares, Inc.

    Pinnacle has entered into an Agreement and Plan of Merger dated as of October 14, 1997 (the "CNB Merger Agreement"), with CNB Bancshares, Inc., an Indiana corporation ("CNB"), pursuant to and subject to the terms and conditions of which Pinnacle would be merged with and into CNB. The CNB Merger Agreement is subject to, among other conditions, approval by the respective shareholders of Pinnacle and CNB. As an inducement for CNB to enter into the CNB

Merger Agreement, Pinnacle entered into a Stock Option Agreement dated as of October 14, 1997, pursuant to which Pinnacle granted to CNB the right to purchase from Pinnacle, under the terms and conditions provided therein, at a purchase price of $37.00 per share, up to 2,000,000 shares of Pinnacle Common Stock (subject to adjustment in certain circumstances), which constituted approximately 16.2% of the issued and outstanding shares of Pinnacle Common Stock as of the date of the CNB Merger Agreement, without giving effect to the exercise of said purchase option.

Strategies to Achieve Growth

    Acquisitions. In recent years, Pinnacle's growth has occurred primarily through mergers and acquisitions. Since its formation as a bank holding company in 1986, Pinnacle has successfully integrated seven significant acquisitions. In February 1988, Pinnacle acquired $37 million in assets and assumed certain liabilities of First State Bank of White Cloud, which thereafter became a branch office of Pinnacle Bank. In December 1990, the majority of the assets of Pinnacle's White Cloud branch office were sold to, and the liabilities associated with that branch office were assumed by, another unaffiliated bank. In February 1990, the Resolution Trust Corporation transferred to Pinnacle $84 million in assets and certain liabilities of the insolvent Peoples Savings Association of St. Joseph, Michigan. In December 1992, Pinnacle acquired all of the outstanding stock of Harbor Country Banking Company of Three Oaks, Michigan, an $82 million state bank.

    On December 1, 1995, Pinnacle acquired all of the outstanding capital stock of Maco Bancorp, Inc., a Delaware corporation and a registered savings and loan holding company ("Maco"), through the merger of Maco with and into Pinnacle (the "Maco Acquisition"). As a result of the Maco Acquisition, Pinnacle became the sole stockholder of First Federal Savings Bank of Indiana, a federal savings bank that was renamed "Pinnacle Bank" in 1996 and was merged with and into Pinnacle Bank effective December 31, 1996, and Mr. Cyrus A. Ansary, sole shareholder of Maco, became the largest single Pinnacle stockholder. Mr. Ansary currently holds approximately 9.4% of the shares of Pinnacle Common Stock outstanding.

    Effective as of August 1, 1997, Indiana Federal Corporation, a Delaware corporation ("IFC"), and CB Bancorp, Inc., a Delaware corporation ("CB"), were merged with and into Pinnacle, with Pinnacle being the surviving corporation. Coincident with those mergers, Indiana Federal Bank for Savings, a subsidiary of IFC with assets of $835 million, and Community Bank, A Federal Savings Bank, a subsidiary of CB with assets of $288 million, were merged with and into Pinnacle Bank, with Pinnacle Bank being the surviving corporation.

    As a result of these acquisitions and growth generated by its own operations, Pinnacle's assets increased from $231 million at the beginning of 1990 to $2.1 billion at December 31, 1997.

    On October 14, 1997, Pinnacle entered into the CNB Merger Agreement. The CNB Merger Agreement contemplates the merger of Pinnacle with and into CNB, with CNB being the surviving entity. The transaction is expected to qualify as "pooling-of-interests" for accounting and financial reporting purposes. Consummation of the transaction is subject to shareholder approval.

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

    Customer Retention. Pinnacle focuses on providing personalized, high quality and comprehensive service in order to develop and maintain long-term, multiple account relationships with customers. Through its subsidiaries, Pinnacle offers a wide range of banking services, including consumer, commercial and real estate loans, personal and business checking accounts, savings accounts, time deposits, safe deposit services, cash management services, and transmission of funds, as well as trust and other fiduciary services, and full-service brokerage services and insurance products. To facilitate the retention of customers, Pinnacle has designed and implemented a system of quality controls and initiatives known as its "Quality in the Banking Environment" program.

    Pinnacle utilizes alternative delivery systems that include electronic funds transfer systems (such as direct deposit of payroll services and ATMs) and telephone banking systems. Pinnacle is also expanding its delivery of financial services in non-traditional settings. Pinnacle Bank has also established full-service branch offices in supermarkets located in Stevensville, Michigan, and Portage and Valparaiso, Indiana.

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

                                                     1997          1996          1995         1994        1993
                                                 ------------  ------------  ------------  ----------  ----------
                                                               (dollars in thousands)
Commercial.....................................  $    491,932  $    421,948  $    314,562  $  287,709  $  243,552
Real Estate....................................       588,046       650,624       632,664     457,743     398,664
Consumer.......................................       238,427       238,321       178,720     143,375     113,917
Tax-exempt loans...............................        10,240         9,686         4,295       6,392       6,307
Morgage loans purchased under
 agreements to resell..........................       179,720        95,276        80,031      25,179      34,193
                                                 ------------  ------------  ------------  ----------  ----------
Loans, net of unearned income..................     1,508,365     1,415,855     1,210,272     920,398     796,633
Allowance for loan losses......................       (20,528)      (14,909)      (13,853)    (11,787)    (11,165)
                                                 ------------  ------------  ------------  ----------  ----------
Net loans......................................  $  1,487,837  $  1,400,946  $  1,196,419  $  908,611  $  785,468
                                                 ------------  ------------  ------------  ----------  ----------
                                                 ------------  ------------  ------------  ----------  ----------

    The following table presents loans outstanding at December 31, 1997, which, based on remaining scheduled repayments of principal, are due in the period indicated.

                                                                                    Mortgage
                                                                                 Loans Purchased
                                                                                 Under Agreements  Total Loans
                               Commercial   Real Estate   Consumer   Tax-Exempt      to Resell     Receivable
                               -----------  -----------  ----------  ----------  ----------------  ------------
                                                          (dollars in thousands)
Due in 1 year or less........   $ 139,884    $  23,280   $   34,578  $   2,785      $ 179,720      $    380,247
Due in 1 through 5 years.....     157,920       91,471      106,100      4,001              0           359,492
Due after 5 years............     194,128      473,295       97,749      3,454              0           768,626
                               -----------  -----------  ----------  ----------  ----------------  ------------
  Total......................   $ 491,932    $ 588,046   $  238,427  $  10,240      $ 179,720      $  1,508,365
                               -----------  -----------  ----------  ----------  ----------------  ------------
                               -----------  -----------  ----------  ----------  ----------------  ------------

    The following table sets forth at December 31, 1997, the dollar amount of gross loans receivable contractually due after December 31, 1998, and whether such loans have fixed interest rates or adjustable interest rates.

                                                                                 Due After December 31, 1998
                                                                             ------------------------------------
                                                                               Fixed      Variable      Total
                                                                             ----------  ----------  ------------
                                                                                         (dollars in thousands)
Commercial.................................................................  $   95,137  $  256,911  $    352,048
Real Estate................................................................     166,588     398,178       564,766
Consumer...................................................................     148,839      55,010       203,849
Tax-exempt.................................................................       7,064         391         7,455
                                                                             ----------  ----------  ------------
  Total....................................................................  $  417,628  $  710,490  $  1,128,118
                                                                             ----------  ----------  ------------
                                                                             ----------  ----------  ------------

    The following table presents information concerning certain nonperforming loans at December 31 of each year.

                                                                 1997       1996       1995       1994       1993
                                                               ---------  ---------  ---------  ---------  ---------
                                                                              (dollars in thousands)
Loans accounted for on a nonaccrual basis(1).................  $  10,767  $  11,129  $  10,469  $   5,832  $   3,712
Accruing loans contractually past due 90 days or more as to
  principal or interest payments.............................      7,038      6,201      2,555      1,378      1,583
Restructured loans...........................................        174        684        820        945      3,933
                                                               ---------  ---------  ---------  ---------  ---------
  Total nonperforming loans..................................  $  17,979  $  18,014  $  13,844  $   8,155  $   9,228
                                                               ---------  ---------  ---------  ---------  ---------

------------------------
(1) Loans are generally placed on a nonaccrual basis when, in the opinion of management, collection of principal or interest payments is unlikely. Income on such loans is then recognized only to the extent that cash is received and where future collection is likely. If nonaccrual loans had been maintained current in accordance with their original terms, additional interest income of $840,000, $1,100,000, $449,000, $207,000, and $149,000
    would have been recorded during the years ended December 31, 1997, 1996, 1995, 1994, and 1993, respectively.

    Pinnacle closely monitors other loans of concern, which are loans now current (i.e., not included in non-accrual and past-due loan disclosures above) but where doubts exist as to the ability of the borrower to comply with present loan repayment terms. These loans totaled approximately $21.5 million at December 31, 1997 and approximately $11.1 million at December 31, 1996. The classification of these loans, however, does not mean that Pinnacle's management expects losses on these loans. Such classification relates to specific concerns relating to each individual borrower and does not relate to any concentrated risk elements common to all the loans. The increase in such loans during 1995 is attributable to the Maco Acquisiton. Pinnacle has no loans for which the terms have been renegotiated to less than market rates due to weakening of a borrower's financial condition.

    Pinnacle's loans outstanding to borrowers in foreign countries as of December 31, 1997, 1996 and 1995 did not exceed 1% of its total assets. As of December 31, 1997, 1996 and 1995 Pinnacle had no concentrations of loans to individual borrowers that exceeded 10% of total loans.

COMMERCIAL LOANS. Through 15 experienced lending officers, Pinnacle provides cash management services and secured and unsecured loans for business purposes to individuals, companies and governmental units primarily within southwestern Michigan and northern Indiana.

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

MORTGAGE REPURCHASE PROGRAM. Pinnacle has entered into agreements with mortgage companies in which Pinnacle purchases, at its discretion, mortgage loans from mortgage companies at par, net of certain fees, and later sells them back to the mortgage companies at the same amount and without recourse provisions. Pinnacle records interest income on the loans during the funding period and records fee income (recorded as noninterst income) received from the mortgage company for each loan when resold. The interest income recorded is based on a rate of interest tied to the prime rate (as established from time to time) during the funding period, and not the rates based on individual loans. Such loans are reveiwed, prior to purchase, for evidence that the loans are of secondary market quality or meet internal underwriting guidelines. An assignment of the mortgage to Pinnacle is required. In additon, Pinnacle either takes possession of the original note and forwards such note to the end investor or Pinnacle receives a certified copy of the note and subsequently receives acknowledgment from the end investor of receiving the original note.

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

    ALLOWANCE FOR LOAN LOSSES. An allowance for loan losses is maintained at a level that management of Pinnacle considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan portfolio. Allowances for loan losses are based on estimated net realizable value, unless it is probable that loans will be foreclosed, in which case allowances for loan losses are based on fair value. The allowance is reviewed by management on a monthly basis and its evaluation is based upon examination of the portfolio, past loss experience, the level and trends of classified assets, the current level of the allowance as it relates to non-performing loans, the current level of provisions for loan losses and how such levels relate to total loans receivable, net, non-performing loans and recent and projected charge-offs, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. While management of Pinnacle uses its best efforts to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

    LOAN LOSS EXPERIENCE. The following table summarizes the loan loss experience and provides a breakdown of the allowance for loan losses at December 31, of each year.

                                                     1997          1996          1995         1994        1993
                                                 ------------  ------------  ------------  ----------  ----------
                                                                       (dollars in thousands)
Loans outstanding at end of period, net of
  unearned income..............................  $  1,508,365  $  1,415,855  $  1,210,272  $  920,398  $  796,633
                                                 ------------  ------------  ------------  ----------  ----------
Average loans for the period, net..............     1,478,238     1,316,487     1,052,995     806,823     799,841
                                                 ------------  ------------  ------------  ----------  ----------
Allowance for loan losses, beginning of
  period.......................................  $     14,909  $     13,853  $     11,787  $   11,165  $   10,768
Conform CB fiscal year to December 31, 1996
  calendar year................................           501       --            --           --          --
Charge-offs for period:
  Commercial loans.............................         4,634           281            85         284       1,037
  Real Estate loans............................            93            69            50          34          91
  Consumer loans...............................         1,991         1,509         1,190         460         590
  Mortgage loans purchased under agreements to
    resell.....................................         1,999           501           221      --          --
                                                 ------------  ------------  ------------  ----------  ----------
Total charge-offs..............................         8,717         2,360         1,546         778       1,718
                                                 ------------  ------------  ------------  ----------  ----------

                                                     1997          1996          1995         1994        1993
                                                 ------------  ------------  ------------  ----------  ----------
                                                                       (dollars in thousands)
Recoveries for period:
  Commercial loans.............................             8           249           160         130         174
  Real Estate loans............................            47           286            23          42         136
  Consumer loans...............................           204           200           152         191         245
  Mortgage Loans purchased under agreements to
   resell......................................           256       --            --           --          --
                                                 ------------  ------------  ------------  ----------  ----------
Total recoveries...............................           515           735           335         363         555
                                                 ------------  ------------  ------------  ----------  ----------
Net charge-offs for the period.................         8,202         1,625         1,211         415       1,163
                                                 ------------  ------------  ------------  ----------  ----------
Allowance recorded for acquired loans..........       --            --              1,855         655      --
Provision for loan losses......................        13,320         2,681         1,422         382       1,560
                                                 ------------  ------------  ------------  ----------  ----------
Allowance for loan losses, end of
  period.......................................  $     20,528  $     14,909  $     13,853  $   11,787  $   11,165
                                                 ------------  ------------  ------------  ----------  ----------
Ratio of net charge-offs during the period to
  average loans outstanding....................           .55%          .12%          .12%        .05%        .15%
                                                 ------------  ------------  ------------  ----------  ----------
Allocation of allowance for loan losses:
 Commercial loans.............................  $       9,145  $      8,740  $      8,511  $    7,270  $    6,650
 Real Estate..................................          4,394         2,234         2,409       1,928       1,919
 Consumer loans...............................          4,475         2,731         2,533       2,387       2,448
 Mortgage loans purchased under agreements to
  resell.....................................           2,514         1,204           400         202         148
                                                 ------------  ------------  ------------  ----------  ----------
Total allowance for loan losses................  $     20,528  $     14,909  $     13,853  $   11,787  $   11,165
                                                 ------------  ------------  ------------  ----------  ----------
Percentage of loans to total gross loans:
 Commercial loans..............................            32%           30%           26%         31%         31%
 Real Estate loans.............................            39            46            52          49          50
 Consumer loans................................            16            17            15          16          14
 Tax-exempt loans..............................             1             1       --                1           1
 Mortgage loans purchased under agreements to
  resell.......................................            12             6             7           3           4
                                                 ------------  ------------  ------------  ----------  ----------
Total..........................................           100%          100%          100%        100%        100%
                                                 ------------  ------------  ------------  ----------  ----------

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

    Pinnacle's investment securities are comprised of securities held-to-maturity and securities available-for-sale. Securities which management believes could be sold prior to maturity in order to manage interest rate risk, prepayments, liquidity risk, or other corporate purposes are classified as securities available-for-sale and are carried at fair value with unrealized gains and losses, net of applicable income taxes, reported as a component of stockholders' equity. Securities, other than the foregoing, which management has the ability and positive intent to hold until maturity, are classified as securities held-to-maturity and are accounted for using historical amortized cost. Pinnacle has no trading account securities.

    INVESTMENT PORTFOLIO. At December 31, 1997 and 1995, Pinnacle did not have any securities held-to-maturity. The following table presents the amortized cost basis of securities held-to-maturity as of December 31, 1996.

                                                                                               At December 31,1996
                                                                                               -------------------
                                                                                              (dollars in thousands)
  U.S. Treasury and agency securities........................................................       $   3,000
  Corporate securities.......................................................................           2,789
  Mortgage-backed securities.................................................................           8,510
                                                                                                      -------
     Total...................................................................................       $  14,299
                                                                                                      -------

    On December 1, 1995, securities held-to-maturity including those securities acquired from First Federal were reclassified to available-for-sale pursuant to the FASB issuance of "A Guide to Implementation of Statement 115" that allowed entities to reassess the appropriateness of the reclassification of all securities.

    On August 1, 1997, securities held-to-maturity were reclassified to available-for-sale upon consummation of the CB merger to conform to Pinnacle's classification of investment securities. At the date of transfer, the securities has amortized cost and net unrealized gain of $14.0 million and $200,000, respectively.

    The following table presents the carrying value of securities available-for-sale at the dates indicated.

                                                                                        At December 31,
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
                                                                                      (dollars in thousands)

 U.S. Treasury and agency securities........................................  $  157,483  $  205,183  $  125,868
 Obligations of states and political subdivisions...........................      33,103      22,447      21,602
 Corporate securities.......................................................       1,992      12,321      22,623
 Equity securities..........................................................      31,108      23,725      17,393
 Mortgage-backed securities.................................................     195,598     249,810     210,537
                                                                               ----------  ----------  ----------
    Total...................................................................  $  419,284  $  513,486  $  398,023
                                                                               ----------  ----------  ----------

    The following table summarizes the maturities of securities available-for-sale at the date indicated and the weighted yield of such securities:


                                                                                                  At December 31, 1997
                                                                                                   Amount       Yield
                                                                                                 ----------     -----
                                                                                                 (dollars in thousands)

U.S. Treasury securities:
 Within 1 year.................................................................................  $    9,046        5.75%
 After 1 but within 5 years....................................................................       5,017        5.69
 After 5 but within 10 years...................................................................      11,393        5.79
                                                                                                 ----------         ---
 Subtotal......................................................................................      25,456        5.76
                                                                                                 ----------         ---
Obligations of other U.S. government agencies and corporations:
 Within 1 year.................................................................................       1,522        5.67
 After 1 but within 5 years....................................................................       3,759        6.38
 After 5 but within 10 years...................................................................      51,884        7.35
 After 10 years................................................................................      74,862        7.51
                                                                                                 ----------         ---
 Subtotal......................................................................................     132,027        7.39
                                                                                                 ----------         ---
Obligations of states and political subdivisions
 Within 1 year.................................................................................       1,148        3.80
 After 1 but within 5 years....................................................................       5,996        4.19
 After 5 but within 10 years...................................................................       5,920        4.72
 After 10 years................................................................................      20,039        5.12
                                                                                                 ----------         ---
 Subtotal......................................................................................      33,103        4.83
                                                                                                 ----------         ---
Corporate Securities:
 After 1 but within 5 years....................................................................       1,992        6.13
Equity securities:
 Within 1 year.................................................................................      31,108        7.83
                                                                                                 ----------         ---
Mortgage-backed securities:
 After 1 but within 5 years....................................................................       9,302        6.70
 After 5 but within 10 years...................................................................       5,029        6.76
 After 10 years................................................................................     181,267        7.17
                                                                                                 ----------         ---
 Subtotal......................................................................................     195,598        7.14
                                                                                                 ----------         ---
Total securities available-for-sale............................................................  $  419,284        7.00%
                                                                                                 ----------         ---

SOURCES OF FUNDS

    GENERAL. Pinnacle's principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through the branch offices of its subsidiary. Pinnacle also derives funds from the proceeds from operations, the sale of residential mortgage loans in the secondary market, and the amortization and prepayments of outstanding loans and mortgage-related securities. Pinnacle also borrows from the Federal Home Loan Bank of Indianapolis.

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


                                                                           For the Year Ended December 31,
                                                    --------------------------------------------------------------------------------
                                                              1997                         1996                      1995
                                                    ------------------------    -------------------------    -----------------------
                                                      Average       Average       Average        Average       Average     Average
                                                      Balance      Rate Paid      Balance       Rate Paid      Balance    Rate Paid
                                                    -----------   -----------   ------------   -----------   ---------   -----------
                                                                                (dollars in thousands)


Noninterest-bearing demand deposits.............   $    93,922       0.00%     $    92,987        0.00%     $    81,094     0.00%
Interest-bearing demand deposits................       149,124       2.01          142,843        2.11          113,864     2.05
Savings deposits................................       437,494       3.61          426,575        3.45          307,521     3.59
Time deposits...................................       776,474       5.66          757,158        5.66          566,595     5.33
                                                   ------------                ------------                 ------------
                                                   $ 1,457,014                 $ 1,419,563                  $ 1,069,074
                                                   ------------                ------------                 ------------

    Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1997 are summarized as follows:

                                                                                               At December 31,1997
                                                                                               -------------------
                                                                                              (dollars in thousands)
 Three months or less.......................................................................      $   106,636
 Three through six months...................................................................            9,862
 Six through twelve months..................................................................            4,494
 Over twelve months.........................................................................            1,623
                                                                                                      --------
    Total...................................................................................      $   122,615
                                                                                                      --------

    BORROWINGS. Pinnacle borrows from time to time for short-term funding purposes. At December 31, 1997, total borrowings by Pinnacle were $483.9 million. Pinnacle has entered into an agreement which enables it to borrow funds from the Federal Home Loan Bank of Indianapolis that are collateralized by a blanket agreement on all unpledged assets equal to the amount of current assets. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities, and are generally available to fund loans held for sale and to meet seasonal and other withdrawals of deposit accounts. At December 31, 1997, Pinnacle had $414.4 million of advances from the Federal Home Loan Bank of Indianapolis and $69.5 million of securities sold under repurchase agreements, and other borrowings.

TRUST SERVICES

    Pinnacle's trust operations had 522 trust accounts under management as of December 31, 1997. Pinnacle's trust operations provide a full complement of asset management services for individuals and corporations, and are currently emphasizing investment management for individuals and employee benefit plan management. Since its formation in 1987, Pinnacle's trust operations have experienced strong growth as assets under management grew to approximately $182.8 million as of December 31, 1997. The growth of Pinnacle's trust operations is attributable to concerted marketing efforts by Pinnacle, and the addition of 176 trust accounts from Indiana Federal Bank for Savings, representing approximately $32.3 million in assets. Its trust operations competes for business primarily with other banks and brokerage companies in its market area.

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

EMPLOYEES

    Pinnacle does not have any employees that are not also full-time employees of Pinnacle Bank or subsidiaries of Pinnacle Bank because virtually all of Pinnacle's activities are conducted through Pinnacle Bank and its subsidiaries. Pinnacle Bank had 643 full-time employees and 87 part-time employees at December 31, 1997. None of Pinnacle's employees are represented by a collective bargaining agent. Pinnacle believes that it enjoys good relations with its personnel.

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

    PAYMENT OF DIVIDENDS. Pinnacle is a legal entity separate and distinct from its subsidiaries. Substantially all of Pinnacle's revenues result from dividends paid to it by Pinnacle Bank and from earnings on investments. There are statutory and regulatory requirements applicable to the payment of dividends by Pinnacle Bank as well as by Pinnacle to its stockholders. Under Michigan law, Pinnacle Bank may not declare a cash dividend or a dividend in kind except out of net profits then on hand after deducting all losses and bad debts, and then only if it will have a surplus amounting to not less than 20% of its capital after the payment of the dividend. Moreover, Pinnacle Bank may not declare or pay any cash dividend or dividend in kind until the cumulative dividends on its preferred stock, if any, have been paid in full. Further, if the surplus of Pinnacle Bank is at any time less than the amount of its capital, before the declaration of a cash dividend or dividend in kind, it must transfer to surplus not less than 10% of its net profits for the preceding half-year (in the case of quarterly or semi-annual dividends) or the preceding two consecutive half-year periods (in the case of annual dividends). Under the foregoing dividend restrictions, Pinnacle Bank, without obtaining governmental approvals, could declare aggregate dividends in 1997 of approximately $33.2 million from retained net profits of the preceding two years, plus an amount approximately equal to the net profits (as measured under current regulations), if any, earned for the period from January 1, 1997 through the date of declaration less dividends previously paid in 1997. During 1997, Pinnacle Bank paid $9.5 million in dividends.

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

    The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. Under these guidelines, the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) must meet a minimum of 8.00%. At least half of Total Capital must be composed of common stockholders' equity, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 1997, Pinnacle's ratio of Tier 1 capital to risk-weighted assets was 13.24%.

    In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies which provide for a minimum leverage ratio of Tier 1 Capital to total assets, less goodwill and certain other intangible assets (the "Tier 1 Capital leverage ratio"), of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies are required to maintain a minimum Tier 1 Capital leverage ratio of 3% plus an additional cushion of 100 to 200 basis points. Pinnacle's Tier 1 Capital leverage ratio at December 31, 1997 was 7.31%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activities.

    Pinnacle Bank is subject to similar capital requirements adopted by the FDIC. At December 31, 1997, Pinnacle Bank had a Tier 1 Capital ratio and a Total Capital ratio in excess of the minimum requirement, and a Tier 1 Capital to risk-weighted assets ratio of 10.96%. No regulatory agency has advised Pinnacle Bank of any specific applicable minimum Tier 1 Capital leverage ratio. Failure to meet capital guidelines could subject an insured bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and a prohibition on the acceptance of brokered deposits.

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

    FDIC INSURANCE ASSESSMENTS. The deposits of Pinnacle Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts, such as Pinnacle Bank, for deposit insurance. Separate insurance funds (the BIF and the SAIF) are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Due to the high rate of failures in recent years, the FDIC has adopted a risk-based deposit insurance premium system for all insured depository institutions, including Pinnacle Bank, which requires that a depository institution pay to BIF from $.04 to $.31 per $100, or to SAIF from $.04 to $.31 per $100, of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis. Under its risk-based assessment system, the FDIC may place a member in one of nine assessment risk categories based on certain capital and supervisory measures. The capital measures are "well capitalized," "adequately capitalized" and "under capitalized." Within each capital group a member may be assigned to one of three supervisory subgroups:
"healthy," "supervisory concern" and "substantial supervisory concern."

    A financial institution is "well capitalized" if it has a Total Capital to risk based assets of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and a leverage ratio of 5% or greater. A financial institution is "adequately capitalized" if it does not meet the standards for "well capitalized" but has a Total Capital to risk based assets of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a leverage ratio of 4% or greater. A financial institution is "less than adequately capitalized" if it does not meet the standards for "adequately capitalized."

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

    The risk-related adjusted assessment schedule adopted by the FDIC with respect to deposits insured by the BIF is as follows:

                                                                                                                 Substantial
                                                                                                Supervisory      Supervisory
                                                                                   Healthy        Concern          Concern
                                                                                 -----------  ---------------  ---------------
Well Capitalized...............................................................         .00%           .03%             .17%
Adequately Capitalized.........................................................         .03%           .10%             .24%
Under Capitalized..............................................................         .10%           .24%             .27%

    The risk-related adjusted assessment schedule recently adopted by the FDIC with respect to deposits insured by the SAIF is as follows:

                                                                                                                 Substantial
                                                                                                Supervisory      Supervisory
                                                                                   Healthy        Concern          Concern
                                                                                 -----------  ---------------  ---------------

Well Capitalized...............................................................         .00%           .03%             .17%
Adequately Capitalized.........................................................         .03%           .10%             .24%
Under Capitalized..............................................................         .10%           .24%             .27%

    The FDIC's adoption of risk-based insurance assessment schedules did not result in a significant increase in the insurance assessment costs of Pinnacle. As of December 31, 1997, Pinnacle Bank was classified as "well capitalized" and "healthy."

    Legislation was enacted during 1996 that resulted in, among other things, the assessment of a one-time charge (the "Special Assessment") against financial institutions with deposits insured by SAIF. The amount of the charge equaled approximately .657% of the deposits of a financial institution held on March 31, 1995 and subject to the SAIF premium. The Special Assessment was due on September 30, 1996 and payable no later than November 27, 1996. As a result of the Special Assessment, Pinnacle paid an assessment of $5.9 million on approximately $901.5 million of deposits held by it on March 31, 1995 and insured by SAIF.

    The FDIC determined not to levy any premium on healthy banks for 1997. As a "well capitalized" and "healthy" institution, Pinnacle Bank did not pay (or accrue) any premiums for FDIC coverage during 1997. BIF insured financial institutions will, however, begin servicing Financing Corp. ("FICO") bonds, which were funded by SAIF insured financial institutions. The FICO bonds were issued in the late 1980s in connection with government efforts to bail out the thrift industry. Beginning in 1997, interest payments for FICO bonds will be borne by all FDIC insured institutions. FICO bond servicing will require BIF members to pay 1.3 cents for every $100 in insured deposits, and SAIF members to pay 6.48 cents for each $100 in insured deposits. The servicing payments were collected electronically by the FDIC beginning January 2, 1997. Pinnacle paid $681,000 for such servicing payments in 1997. The rates are expected to remain in effect through 1999, after which banks and thrifts are expected to pay the same rates.

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

ITEM 2. PROPERTIES

    Pinnacle owns or leases all of the properties in which its various offices are located. Pinnacle owns its main office in St. Joseph, Michigan. Pinnacle has 14 additional branch offices in Michigan and 30 branch offices in Indiana. Pinnacle also owns 43 automated teller machines, of which 31 are housed within its banking offices and 12 are independently located. At December 31, 1997 and 1996, the properties and equipment of Pinnacle had an aggregate net book value of $29.3 million and $26.1 million, respectively.

ITEM 3. LEGAL PROCEEDINGS

    Pinnacle from time to time is subject to pending and threatened legal action and proceedings arising in the normal course of business. Any such litigation currently pending is incidental to such business and, based on information currently available to management, management believes the outcome of such actions or proceedings will not have a material adverse effect on the operations or financial condition of Pinnacle. See also Note 18 to the consolidated financial statement of Pinnacle Financial Services, Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of Pinnacle's shareholders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Shares of common stock, no par value per share, of Pinnacle ("Pinnacle Common Stock") are traded in the over-the-counter market and listed for quotation on the Nasdaq National Market under the symbol "PNFI." Although transactions in Pinnacle Common Stock, have been, and are expected to continue to be, facilitated by market-makers, there can be no assurance that an established or liquid trading market will continue.

    The following table sets forth, for the periods indicated, the high and low sale prices per share of the Pinnacle Common Stock as reported by the Nasdaq National Market. The information with respect to such Nasdaq National Market quotations was obtained from the National Association of Securities Dealers, Inc.

                                                   Pinnacle Common Stock
                                                   ----------------------
                                                     High         Low
                                                   ---------    ---------
1996 First Quarter.................................  $20.50      $17.75
     Second Quarter................................   21.75       20.00
     Third Quarter.................................   24.75       19.50
     Fourth Quarter................................   25.00       23.25
1997 First Quarter.................................   28.00       23.25
     Second Quarter................................   29.00       25.13
     Third Quarter.................................   36.00       28.50
     Fourth Quarter................................   49.38       35.00
1988 First Quarter (Through March 20, 1998)........   50.50       41.25

    As of March 20, 1998, there were 2,063 registered holders of shares of Pinnacle Common Stock.

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

                                       1997       1996
                                     ---------  ---------
                                     (Per Share Amounts)

First Quarter......................  $  0.235   $  0.19
Second Quarter.....................     0.235      0.21
Third Quarter......................     0.235      0.21
Fourth Quarter.....................     0.235      0.21


    Any future dividends will depend upon, among other things, the earnings, cash position and capital needs of Pinnacle and the future financial results and requirements and contractual restrictions applicable to Pinnacle or its subsidiaries. Under the terms of the Agreement and Plan of Merger dated as of October 14, 1997, between CNB and Pinnacle, in the case of dividends payable until June 30, 1998, Pinnacle may declare and pay its regular quarterly dividend on the Pinnacle Common Stock in an amount not to exceed $0.235 per share, at approximately the same times during each quarter during such period which it has historically declared and paid such dividends, and in the case of dividends payable on or after July 1, 1998, Pinnacle may declare and pay its regular quarterly dividend on the Pinnacle Common Stock in an aggregate amount equal to the aggregate amount that Pinnacle shareholders would have received on their shares of CNB Common Stock received in the merger with CNB had the effective time of the merger with CNB been immediately before the record date or dates for the payment of each such dividend, at approximately the same times during each quarter during such period which it has historically declared and paid such dividends. The ability of Pinnacle to fund its operations and to pay dividends on its common stock will be dependent upon its receipt of dividends from its subsidiaries. The ability of those subsidiaries to pay dividends is subject to regulatory restrictions.

-------------------------------------------------------------------------------
ITEM 6. SELECTED FINANCIAL DATA

    The following table summarizes certain consolidated historical financial data of Pinnacle for each of the years in the five year period ended December 31, 1997. All information is presented in accordance with generally accepted accounting principles, except for selected regulatory data, which are presented in accordance with regulatory accounting practices. All information has been restated to reflect the combination of the historical financial results of Pinnacle, IFC and CB and their respective recorded assets and liabilities have been restated at their historical cost as if the combining companies had been consolidated for all periods presented.

    Selected Financial Data Five Year Summary of Operations

                                                          As of And For The Years Ended December 31,
                                             --------------------------------------------------------------------
                                                 1997          1996          1995          1994          1993
                                             ------------  ------------  ------------  ------------  ------------
                                                   (dollars in thousands, except per share data and ratios)
Selected Financial Data:
 Total assets...............................   $2,115,495    $2,135,210    $1,841,351    $1,270,447    $1,194,724
 Mortgage loans, held for sale..............       12,750        11,485        26,740         1,391         7,077
 Loans, net of unearned income..............    1,508,365     1,415,855     1,210,272       920,398       796,633
 Allowance for loan losses..................       20,528        14,909        13,853        11,787        11,165
 Securities.................................      419,284       527,785       413,890       256,859       240,113
 Cash and cash equivalents..................       55,609        76,707        61,556        36,546        28,186
 Deposits...................................    1,433,108     1,478,711     1,373,307       974,416       908,719
 Securities sold under repurchase
  agreements and other borrowings...........      483,876       471,444       286,384       170,488       163,358
 Total stockholders' equity.................      181,305       170,259       164,458       116,141       112,067
Selected Operations Data:
 Interest income............................   $  167,072    $  147,903    $  107,916    $   82,067    $   87,562
 Interest expense...........................       91,486        79,599        55,069        38,371        43,414
 Net interest income........................       75,586        68,304        52,847        43,696        44,148
 Provision for loan losses..................       13,320         2,681         1,422           382         1,560
  Net interest income after provision for
   loan losses..............................       62,266        65,623        51,425        43,314        42,588
 Noninterest income.........................       18,520        12,853         9,809         9,071         9,727
 Noninterest expense........................       66,011        54,946        38,660        31,804        30,602
  Income before income taxes, extraordinary
   item and accounting change...............       14,775        23,530        22,574        20,581        21,713
 Income tax expense.........................        4,559         7,443         6,353         6,369         6,737
 Extraordinary items--early debt
   extinguishment...........................           --            --            --            --           429
   Net income...............................   $   10,216    $   16,087    $   16,221    $   14,212    $   14,547
Selected Operating Ratios:
 Return on average assets...................          .48%          .83%         1.15%         1.24%         1.26%
 Return on average stockholders' equity.....         5.83          9.83         12.85         12.39         13.87
 Net interest margin........................         3.75          3.77          4.01          4.05          3.94
 Ratio of noninterest income to total
  average assets............................          .86           .66           .69           .79           .82
 Ratio of noninterest expense to total
  average assets............................         3.08          2.83          2.73          2.77          2.57
 Efficiency ratio (1).......................        56.25         58.40         60.44         59.33         56.73
 Ratio of average earning assets to average
  total assets..............................        93.87         93.52         93.06         93.87         94.34


 Dividend payout ratio......................          109%           62%           48%           45%           37%
Per Share Data: (2)
 Basic net income per share.................   $      .83  $       1.33    $     1.60    $     1.39    $     1.45
 Diluted net income per share...............   $      .83  $       1.32    $     1.58    $     1.39    $     1.45
 Cash dividends per share...................          .94           .82           .76           .62           .53
 Book value per share.......................        14.37         14.01         13.67         11.68         11.25
Asset Quality Ratios:
 Nonperforming loans to total loans.........         1.19%         1.27%         1.14%          .89%         1.16%
 Allowance for loan losses to total loans...         1.35          1.05          1.14          1.28          1.40
 Allowance for loan losses to nonperforming
  loans.....................................       114.18         82.76        100.07        144.54        120.99
 Net charge-off loans to average loans......          .55           .12           .12           .04           .10
Capital Ratios:
 Stockholders' equity to assets.............         8.57%         7.97%         8.93%         9.14%         9.38%
 Tier I capital to risk-weighted assets.....        13.24         12.12         10.86         10.61         11.10

------------------------
(1) Efficiency ratio is equal to noninterest expense less amortization of intangible expenses less one time restructuring charge divided by net interest income plus noninterest income less gain or loss on security transactions.

(2) Per share data has been restated to reflect all stock dividends and stock splits. Pinnacle's last stock split was in 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The following discussion provides information regarding Pinnacle's financial condition and results of operations for each of the years ended December 31, 1997, 1996 and 1995. This discussion should be read in conjunction with the consolidated financial statements of Pinnacle, and the notes thereto, which appear elsewhere herein.

OVERVIEW AND FINANCIAL CONDITION

    For the year ended December 31, 1997, net income was $10.2 million or basic earnings per share of $.83 as compared to net income of $16.1 million or basic earnings per share of $1.33 for the year ended December 31, 1996 and $16.2 million or basic earnings per share of $1.60 per share for the year ended December 31, 1995. The decrease from 1996 to 1997 was largely the result of the restructuring charges of $8.2 million after tax and the $6.0 million after tax ($10.0 million pre-tax) increase in the provision for loan losses in connection with conforming loan loss reserve methodologies as a result of the acquisitions of IFC and CB in the third quarter of 1997, offset by the one-time SAIF charge in the third quarter of 1996 of $3.6 million after tax. On a diluted basis, earnings per share was $.83 for the year ended December 31, 1997 as compared to $1.32 for the year ended December 31, 1996. All per share income has been restated in accordance with the Financial Accounting Standards Board's Statement No. 128 "Earnings per Share" which requires the presentation of basic and diluted income per share in lieu of primary income per share amounts previously reported by Pinnacle. Net income without the restructuring charges of $8.4 million after tax would have been $18.6 million or basic earnings per share of $1.52 for the year ended December 31, 1997 as compared to $1.64 for the year ended December 31, 1996 without the $3.6 million after tax SAIF charge in 1996, a decrease of 6.1%.

    During the fourth quarter of 1997 and continuing in the first quarter of 1998, Pinnacle devoted substantial attention to reconciling amounts and resolving related items generated through the data processing conversion of Community Bank and Indiana Federal Bank for Savings that were a result of the CB and IFC mergers. Net income was reduced in the fourth quarter of 1997 through a charge to earnings of $1,341,000 to reserve for such items. Pinnacle continues to work on clearing the reconciling items identified. Pinnacle does not expect the ultimate resolution of the items to have a further significant impact on the financial results of Pinnacle.

    Due to the timing of the Maco Bancorp, Inc. acquisition, which was consummated on December 1, 1995, and because of the application of purchase accounting (which includes the earnings and assets of Maco from the date of the Maco Acquisition), results for the year ended December 31, 1996 are not necessarily comparable to results for years ended on or before December 31, 1995.

    Since 1995, average earning assets have equaled or exceeded 93.0% of total average assets. The following table summarizes the components of Pinnacle's total assets, total loans, total deposits and stockholders' equity at the dates indicated.

                      OVERVIEW AND FINANCIAL HIGHLIGHTS


                                                At December 31,
                                           --------------------------
                                               1997          1996
                                           ------------  ------------
                                             (dollars in thousands)

Loans, net.of unearned income............  $  1,508,365  $  1,415,855
Total assets.............................     2,115,495     2,135,210
Deposits.................................     1,433,108     1,478,711
Stockholders' equity.....................       181,305       170,259


    Net loans at December 31, 1997 were approximately $1.5 billion, which was $92.5 million greater that net loans at December 31, 1996. The increase was primarily attributable to commercial loan growth of $70.0 million or 16.6%, an increase in Pinnacle's Mortgage Loan Reverse Repurchase Program of $84.4 million or 88.6% offset by a decrease of $62.6 million in real estate loans as management placed greater emphasis on commercial loans to adjust the loan mix in the portfolio. Net loans at December 31, 1996 were approximately $1.4 billion, which was $205.6 million greater than net loans at December 31, 1995 of $1.2 billion. The substantial growth in net loans from December 31, 1995 to December 31, 1996, was primarily related to Pinnacle's new presence in the northern Indiana market and the moderate growth of the their southwestern Michigan market. The remaining increase is attributable to a $15.2 million increase in Pinnacle's Mortgage Loan Reverse Repurchase Program and due to Pinnacle Bank's regular banking activities.

    Total assets decreased by $19.8 million at December 31, 1997 to $2.1 billion as compared to December 31, 1996. The company's focus was mainly on changing the asset mix, primarily in the loan portfolio while holding total assets constant. However, average assets increased by $208.4 million for the year ended December 31, 1997 to $2.1 billion as compared to $1.9 billion for the year ended December 31, 1996, an increase of 10.7%. Total assets increased by $294 million or 16%, from $1.8 billion, at December 31, 1995 to $2.1 billion at December 31, 1996. The growth was primarily the result of strong loan demand which was funded by strong deposit growth and increases in Federal Home Loan Bank advances and securities sold under repurchase agreements and other borrowings. Total deposits at December 31, 1997 were $1.4 billion, a decrease of $45.6 million or 3.1% as compared to $1.5 billion at December 31, 1996. The decrease was due primarily to a corresponding decrease in non-interest bearing demand deposits of $22.0 million from $121.2 million at December 31, 1996 to $99.3 million at December 31, 1997. Total deposits at December 31, 1996 increased by 7.7% or $105.4 million when compard to the balance at December 31, 1995 of $1.4 million. The growth in deposits was primarily in noninterest bearing demand deposits which increased $23.3 million or 23.8% and time deposits which increased $65.8 million or 9.3%.

    Federal Home Loan Bank advances, securities sold under repurchase agreements and other borrowings were approximately $483.9 million at December 31, 1997, an increase of $12.4 million or 2.6% from December 31, 1996 levels. Federal Home Loan Bank advances, securities sold under repurchase agreements and other borrowings were approximately $471.4 million at December 31, 1996, an increase of $185.1 million, or 64.6%, from December 31, 1995 levels. The increase was used primarily to fund strong loan growth and to match fund specific investment security purchases with similar adjustable rate features and maturities.

    A majority of Pinnacle's revenue is generated by its average earning assets. For 1997, average earning assets totaled $2.0 billion, an increase of $202.4 million, or 11.2% , over 1996, which helped increase net interest income by $7.3 million. The growth in average loans of $161.8 million accounted for most of the average earning asset growth in 1997. The net interest margin was stable for the year-ended December 31, 1997 at 3.75% as compared to 3.77% for the year-ended December 31, 1996. The Maco Acquisition on December 1, 1995 and the Mortgage Loan Reverse Repurchase Program provided the increase in average earning assets of $496 million for 1996 from $1.3 billion in 1995 to $1.8 billion in 1996. The increase in average earning assets was offset by a reduction in net interest margin to 3.77% in 1996 as compared to 4.01% in 1995. This reduction was primarily the result of the Maco Acquisition which experienced a lower net interest margin as compared to Pinnacle's margin before the acquisition.

    Stockholder's equity was approximately $181.0 million at December 31, 1997 as compared to $170.3 million at December 31, 1996, resulting in an increase of $10.7 million or 6.3%. The increase was attributable to net income of $10.2 million for the year ended December 31, 1997 offset by cash dividends of $9.5 million in 1997. Common stock issued upon exercise of stock options added $9.1 million to stockholders equity in 1997. Stockholders' equity increased approximately $5.8 million or 3.5% at December 31, 1996, as compared to $164.5 million at December 31, 1995. Retained earnings generated primarily through net income added $7.4 million while net unrealized gains decreased to $45,000 at December 31, 1996 resulting in a reduction of $1.9 million. Additional paid in capital increased $706,000. The return on average assets for the year ended December 31, 1997 was .48% as compared to .83% for the year ended December 31, 1996. Without the restructuring and SAIF charges, return on average assets would have been .87% and 1.02%, respectively, for the years ended December 31, 1997 and 1996. The return on average equity for the year ended December 31, 1997 was 5.83% as compared to 9.83% for the year ended December 31, 1996. Without the restructuring and SAIF charges, return on average equity would have been 10.61% and 12.05%, respectively, for the years ended December 31, 1997 and 1996.

RESULTS OF OPERATIONS

    NET INCOME. For the year ended December 31, 1997, net income was $10.2 million or basic earnings per share of $.83 as compared to net income of $16.1 million or basic earnings per share of $1.33. The decrease was largely the result of the restructuring charges of $8.4 million after tax and the $6.0 million after tax ($10.0 million pre-tax) increase in the provision for loan losses in connection with conforming loan loss reserve methodologies as a result of the acquisitions of IFC and CB in the third quarter of 1997, offset by the one-time SAIF charge in the third quarter of 1996 of $3.6 million after tax. On a diluted basis, earnings per share was $.85 for the year ended December 31, 1997 as compared to $1.32 for the year ended December 31, 1996. All per share income has been restated in accordance with the Financial Standards Board's Statement No. 128 "Earnings per Share" whcih requires the presentation of basic and diluted earnings per share in lieu of primary income per share previously reported by Pinnacle. Net income without the restructuring charges of $8.4 million after tax would have been $18.6 million or basic earnings per share of $1.52 for the year ended December 31, 1997 as compared to $1.64 for the year ended December 31, 1996 without the $3.6 million after tax SAIF charges in 1996, a decrease of 7.3%.

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

                  SUMMARY OF CONSOLIDATED NET INTEREST INCOME

    The following table sets forth certain information with respect to Pinnacle's consolidated net income for each of the years ended December 31, 1997, 1996 and 1995.

                                                         Year Ended December 31,
                                      -------------------------------------------------------------
                                                  1997                            1996
                                      -----------------------------   -----------------------------
                                       Average              Average    Average              Average
                                       Balance    Interest   Rate      Balance    Interest   Rate
                                      ----------  --------  -------   ----------  --------  -------
                                                         (dollars in thousands)
Assets
Federal funds sold..................  $    3,053  $    166   5.44%    $    7,728  $    410   5.31%

                                                  1995
                                      -----------------------------
                                       Average              Average
                                       Balance    Interest   Rate
                                      ----------  --------  -------
Assets
Federal funds sold..................       4,458       257   5.76%

                                                         Year Ended December 31,
                                      -------------------------------------------------------------
                                                  1997                            1996
                                      -----------------------------   -----------------------------
                                       Average              Average    Average              Average
                                       Balance    Interest   Rate      Balance    Interest   Rate
                                      ----------  --------  -------   ----------  --------  -------
                                                         (dollars in thousands)

Interest-bearing deposits with
  financial institutions............       5,490       358   6.52         13,356       982   7.35
U.S. Treasury and goverment
  agencies..........................     358,928    25,905   7.22        254,299    17,125   6.73
Other Securities (1)................     169,236    11,218   6.63        220,649    14,666   6.65
Loans (2)...........................   1,478,238   129,425   8.76      1,316,487   114,720   8.71
                                      ----------  --------  -------   ----------  --------  -------
Total interest earning assets.......   2,014,945   167,072   8.29      1,812,519   147,903   8.16
                                      ----------  --------  -------   ----------  --------  -------
Cash and due from banks.............      39,721                          35,663
Premises and equipment, net.........      27,259                          26,153
Allowance for loan losses...........     (17,045)                        (14,122)
Other assets........................      81,625                          77,941
                                      ----------                      ----------
Total assets........................  $2,146,505                      $1,938,154
                                      ----------                      ----------
Liabilities
Interest-bearing demand.............  $  149,124  $  2,991   2.01%    $  142,843  $  3,007   2.11%
Savings and money market accounts...     437,494    15,779   3.61        426,575    14,731   3.45
Time deposits.......................     776,474    43,925   5.66        757,158    42,829   5.66
                                      ----------  --------  -------   ----------  --------  -------
Total interest-bearing deposits.....   1,363,092    62,695   4.60      1,326,576    60,567   4.57
                                      ----------  --------  -------   ----------  --------  -------
Federal Home Loan Bank advances.....     414,421    24,286   5.86        278,391    15,928   5.72
Securities sold under repurchase
  agreements and other borrowings...      85,220     4,505   5.29         59,835     3,104   5.19
                                      ----------  --------  -------   ----------  --------  -------
Total interest-bearing

                                                  1995
                                      -----------------------------
                                       Average              Average
                                       Balance    Interest   Rate
                                      ----------  --------  -------
Interest-bearing deposits with
  financial institutions............       7,219       680   9.42
U.S. Treasury and goverment
  agencies..........................     106,552     6,792   6.37
Other Securities (1)................     145,307     9,607   6.61
Loans (2)...........................   1,052,995    90,580   8.60
                                      ----------  --------  -------
Total interest earning assets.......   1,316,531   107,916   8.20
                                      ----------  --------  -------
Cash and due from banks.............      28,739
Premises and equipment, net.........      20,751
Allowance for loan losses...........     (12,389)
Other assets........................      61,090
                                      ----------
Total assets........................  $1,414,722
                                      ----------
Liabilities
Interest-bearing demand.............  $  113,864  $  2,331   2.05%
Savings and money market accounts...     307,521    11,026   3.59
Time deposits.......................     566,595    30,199   5.33
                                      ----------  --------  -------
Total interest-bearing deposits.....     987,980    43,556   4.41
                                      ----------  --------  -------
Federal Home Loan Bank advances.....     159,055     8,821   5.55
Securities sold under repurchase
  agreements and other borrowings...      42,280     2,692   6.37
                                      ----------  --------  -------
Total interest-bearing

                                                         Year Ended December 31,
                                      -------------------------------------------------------------
                                                  1997                            1996
                                      -----------------------------   -----------------------------
                                       Average              Average    Average              Average
                                       Balance    Interest   Rate      Balance    Interest   Rate
                                      ----------  --------  -------   ----------  --------  -------
                                                         (dollars in thousands)
  liabilities.......................   1,862,733    91,486   4.91      1,664,802    79,599   4.78
                                      ----------  --------  -------   ----------  --------  -------
Noninterest-bearing deposits........      93,922                          92,987
Other liabilities...................      14,604                          16,750
                                      ----------  --------  -------   ----------  --------  -------


                                                  1995
                                      -----------------------------
                                       Average              Average
                                       Balance    Interest   Rate
                                      ----------  --------  -------

  liabilities.......................   1,189,315    55,069   4.63
                                      ----------  --------  -------
Noninterest-bearing deposits........      81,094
Other liabilities...................      14,251
                                      ----------  --------  -------

                                                         Year Ended December 31,
                                      -------------------------------------------------------------
                                                  1997                            1996
                                      -----------------------------   -----------------------------
                                       Average              Average    Average              Average
                                       Balance    Interest   Rate      Balance    Interest   Rate
                                      ----------  --------  -------   ----------  --------  -------
                                                         (dollars in thousands)
Total liabilities...................   1,971,259                       1,774,539
Stockholders' equity................     175,246                         163,615
Total liabilities and stockholders'
  equity............................  $2,146,505                      $1,938,154
Net interest income.................                75,586                          68,304
Net interest rate margin (3)........                         3.75%                           3.77%


                                                  1995
                                      -----------------------------
                                       Average              Average
                                       Balance    Interest   Rate
                                      ----------  --------  -------

Total liabilities...................   1,248,660
Stockholders' equity................     130,062
Total liabilities and stockholders'
  equity............................  $1,414,722
Net interest income.................                52,847
Net interest rate margin (3)........                          4.01%

------------------------
(1) Income from state and political subdivisions securities and loans are stated on a tax equivalent basis.

(2) For purposes of these computations, nonaccrual loans and unearned income are included in the daily average loan amounts outstanding.

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


                                                                            1997/1996                          1996/1995
                                                                   Change in Interest Due to:         Change in Interest Due to:
                                                                ---------------------------------  ---------------------------------
                                                                                 Rate &     Net                     Rate &     Net
                                                                Volume    Rate   Volume   Change   Volume    Rate   Volume   Change
                                                                -------  ------  ------   -------  -------  ------  ------   -------
                                                                                       (dollars in thousands)
ASSETS
  Federal funds sold.........................................  $  (248) $   10   $ (6)   $  (244) $   188  $  (20) $ (15)  $   153
  Interest-bearing deposits with financial institutions......     (578)   (111)    65       (624)     578    (149)  (127)      302
  U.S. Treasury and government agencies......................    7,042   1,246    492      8,780    9,411     384    538    10,333
  Other Securities (1).......................................   (3,419)    (44)    15     (3,448)   4,980      58     21     5,059
  Loans (1)..................................................   14,089     658    (42)    14,705   22,661   1,158    321    24,140
                                                                -------  ------  ------   -------  -------  ------  ------  ------
    Total interest-earning assets............................  $16,886  $1,759   $524    $19,169  $37,818  $1,431  $ 738   $39,987
                                                                -------  ------  ------   -------  -------  ------  ------  ------
LIABILITIES
  Interest-bearing demand....................................  $   133  $ (143)  $ (6)   $   (16) $   594  $   68  $  14   $   676
  Savings and money market accounts..........................      377     682    (11)     1,048    4,275    (431)  (139)    3,705
  Time deposits..............................................    1,093       0      3      1,096   10,157   1,870    603     2,630
                                                                -------  ------  ------   -------  -------  ------  ------   -----
Total interest-bearing deposits..............................    1,603     539    (14)     2,128   15,026   1,507    478    17,011
                                                                -------  ------  ------   -------  -------  ------  ------  ------
  Federal Home Loan Bank advances............................    7,769     390    199      8,358    6,624     270    213     7,107
  Securities sold under repurchase agreements
    and other borrowings.....................................    1,317      60     24      1,401    1,118    (499)  (207)      412

Total interest-bearing liabilities...........................   10,689     989    209     11,887   22,768   1,278    484    24,530
                                                                -------  ------  ------   -------  -------  ------  ------  ------
Net interest income..........................................  $ 6,197  $  770   $315    $ 7,282  $15,050  $  153  $ 254   $15,457
                                                                -------  ------  ------   -------  -------  ------  ------  ------

--------------------------

(1) Income from state and political subdivisions securities and loans are stated on a tax equivalent basis.

    Net interest income on a tax equivalent basis was approximately $75.6 million for the year ended December 31, 1997 as compared to $68.3 million for 1996, an increase of $7.3 million. The increase was from the $202.4 million increase in average earning assets for the year ended December 31, 1997 which contributed $6.1 million to the increase in net interest income. Net interest income on a tax-equivalent basis was approximately $68.3 million for the year ended December 31, 1996, as compared to $52.8 million for the year ended December 31, 1995. The substantial increase in net interest income during 1996 over the same period in 1995 was due primarily to the increase in average earning assets associated with the Maco Acquisition and the Mortgage Loan Reverse Repurchase Program. An increase in average earning assets for the year ended December 31, 1996 of $496.0 million increased net interest income by $15.1 million.

    Total loans as of December 31, 1997 were $1.5 billion, an increase of $92.5 million or 6.5% over total loans as of December 31, 1996 of $1.4 billion. Commercial loans at December 31, 1997 totaled $491.9 million, an increase of $70.0 million or 16.6% over the December 31, 1996 total of $421.9 million. Mortgage repurchase loans were $179.7 million at December 31, 1997 as compared to $95.3 million, an increase of $84.4 million or 88.6% as the increased level of capital and alternative funding by way of a larger company, after the merger of CB Bancorp into Pinnacle, allowed growth to accelerate in 1997. Real Estate loans decreased $62.6 million to $588.0 million at December 31, 1997 as compared to $650.6 million at December 31, 1996, as the company placed greater emphasis on other loan types to reduce the loan mix of real estate lending into commercial loans. Consumer loans were steady at $238.4 million at December 31, 1997 as compared to $238.3 million at December 31, 1996. The company decided to manage consumer loan levels through the sale of home equity loans in 1997. Total loans as of December 31, 1996 were $1.4 billion, an increase of $205.6 million or 17% over total loans as of December 31, 1995 of $1.2 billion. Commercial loans at December 31, 1996 totaled $421.9 million, an increase of $107.4 million or 34.1% over the December 31, 1995 total of $314.6 million. Consumer loans, including home equity loans, grew by 33.3% to $238.3 million at December 31, 1996 as compared to $178.7 million at December 31, 1995. Real estate loans at December 31, 1996 increased slightly by 2.8%, or $18.0 million, to $650.6 million as compared to $632.7 million at December 31, 1995 as Pinnacle primarily originated real estate loans for resale in the secondary market for fee income and sought to control the level of real estate loans to manage interest rate risk associated with these longer term assets.

    Securities, federal funds sold and interest-bearing deposits with financial institutions decreased by $129.5 million at December 31, 1997 or 23.3% to total $427.2 million as compared to $556.7 million at December 31, 1996 as the company placed more emphasis on the growth in higher yielding loans. Securities, federal funds sold and interest-bearing deposits with financial institutions increased by $91.0 million or 19.4% to approximately $556.7 million at December 31, 1996 when compared to $466.1 million at December 31, 1995. The increase in this item in 1996 as compared to 1995 was attributable primarily to Pinnacle using specific adjustable rate security investments to match against short-term funding sources as a tool to manage interest rate risk.

    The following table presents a breakdown by category of the average amount of deposits (all in domestic offices) and the average rate paid for the years indicated.

                                                   1997      Average       1996      Average       1995      Average
                                                 Average      Rate       Average      Rate       Average      Rate
                                                 Balance      Paid       Balance      Paid       Balance      Paid
                                                ----------  ---------   ----------  ---------   ----------  ---------
                                                                        (dollars in thousands)
Noninterest-bearing demand deposits..........   $   93,922    0.00%     $   92,987    0.00%     $   81,094    0.00%
Interest-bearing demand deposits.............      149,124    2.01         142,843    2.11         113,864    2.05
Savings deposits.............................      437,494    3.61         426,575    3.45         307,521    3.59
Time deposits................................      776,474    5.66         757,158    5.66         566,595    5.33
                                                ----------              ----------              ----------
    Total....................................   $1,457,014              $1,419,563              $1,069,074
                                                ----------              ----------              ----------

    Total deposits decreased by $45.6 million or 3.1% to $1.4 billion at December 31, 1997. Non-interest bearing deposits decreased $22.0 million or 18.1% as lower levels of year end commercial deposits were experienced. Interest bearing demand deposits increased $43.0 million or 29.9% as the company continued to have success with its line of retail checking accounts in 1997. Total deposits increased by $105.4 million or 7.7% to $1.5 billion at December 31, 1996 from $1.4 billion at December 31, 1995. Noninterest bearing demand deposits increased $23.3 million or 23.8% as Pinnacle continued to have success with a new line of checking accounts introduced in 1995.

    Time deposits decreased $62.2 million or 8.0% to $713.9 million at December 31, 1997 as compared to $776.1 million at December 31, 1996, primarily through the decrease in reliance on funding the company with higher priced brokered time deposits acquired with the acquisition of CB Bancorp on August 1, 1997. Time deposits grew by $65.8 million, or 9.3%, to $776.1 million at December 31, 1996 as compared to $710.4 million at December 31, 1995, as interest rates on time deposits remained attractive as compared to yields on products available from non-bank competitors when compared to risk. Additionally, the increase is due to management's decision to utilize the public fund and institutional deposit markets to meet Pinnacle's funding needs. Management has found these markets to be reliable and attractively priced funding sources and will continue to take advantage of these funding sources as market conditions warrant.

                             SHORT-TERM BORROWINGS

                                                                                At or for the year
                                                                                ended December 31,
                                                                         -------------------------------
                                                                           1997       1996       1995
                                                                         ---------  ---------  ---------
                                                                             (dollars in thousands)
FEDERAL FUNDS PURCHASED:
  Balance at end of period.............................................  $       0  $  69,900  $   7,000
  Weighted average interest rate at end of year........................          0%      6.24%      5.63%
  Maximum amount outstanding (1).......................................  $  61,375  $  69,900  $  33,150
  Average amount outstanding...........................................  $  25,760  $  22,100  $  13,569
  Weighted average interest rate during year...........................       5.81%      5.61%      5.96%
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS:
  Balance at end of period.............................................  $  69,511  $  32,103  $  21,810
  Weighted average interest rate at end of year........................       5.59%      4.38%      4.26%
  Maximum amount outstanding (1).......................................     90,692  $  52,861  $  77,170
  Average amount outstanding...........................................  $  58,910  $  33,787  $  29,031
  Weighted average interest rate during year...........................       5.11%      4.36%      4.51%

--------------------------

(1) Based on amount outstanding at month end during each year

    Federal Home Loan Bank advances, securities sold under repurchase agreements and other borrowing increased $12.4 million or 2.6% to $483.9 million at December 31, 1997 when compared to December 31, 1996. Federal Home Loan Bank advances, securities sold under repurchase agreements and other borrowings increased $185.1 million, or 64.6%, to approximately $471.4 million at December 31, 1996 when compared to the balance at December 31, 1995 of $286.4 million. The increase was primarily used to match specific adjustable rate security purchases of approximately $40 million, to the match funding of approximately $30 million in longer term 15 year fixed rate home equity loans, to purchase $30 million in fixed-rate home equity loans and to fund a $25 million leveraging stratergy in fixed-rate investment securities.

    PROVISION FOR LOAN LOSSES. The provision for loan losses for the year ended December 31, 1997 was $13.3 million as compared to $2.7 million for the year ended December 31, 1996, an increase of $10.6 million as additional provisions were made to conform loan loss reserve methodologies as a result of the acquisitions of IFC and CB. Nonaccrual loans decreased to $10.8 million at December 31, 1997 as compared to $11.1 million at December 31, 1996. Total nonperforming loans to total loans decreased to 1.19% at December 31, 1997 as compared to 1.27% at December 31, 1996. Total loans past due over 90 days increased from $6.2 million at December 31, 1996 to $7.0 million at December 31, 1997. For the year ended December 31, 1996, the provision for loan losses totaled $2.7 million, as compared to $1.4 million, for the same period in 1995. Non-accrual loans increased to $11.1 million, at December 31, 1996 as compared to $10.5 million at December 31, 1995. Total nonperforming loans to total loans decreased to 1.27% as of December 31, 1996 compared to 1.14% as of December 31, 1995. Total past due loans over 90 days increased from $2.6 million in 1995 to $6.2 million in 1996.

Pinnacle's management believes these increases are attributable primarily to the Maco Acquisition and to the significant increase in loans receivable and are not due to any general decline in credit quality.

    NONINTEREST INCOME. The following table reflects various components of noninterest income for each time period reported.

NONINTEREST INCOME

                                                                             1997       1996       1995
                                                                           ---------  ---------  ---------
                                                                               (dollars in thousands)
Service charges on deposit accounts......................................  $   5,279  $   4,341  $   3,653
Trust income.............................................................        912        789        605
Brokerage fees...........................................................      1,927      1,982      1,263
Merchant and loan service fees...........................................      1,627      1,716      1,326
Recoveries on distressed assets..........................................        479        250        296
Gain (loss) on sale of loans, net........................................      3,411      1,019        545
Securities gains and losses, net.........................................        813        708        790
Fees related to loans purchased under agreement to resell................      1,135        689        369
Other income.............................................................      2,937      1,359        962
                                                                           ---------  ---------  ---------
    Total noninterest income.............................................  $  18,520  $  12,853  $   9,809
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

    Noninterest income for the year ended December 31, 1997 was approximately $18.5 million, an increase of $5.7 million or 44.1% as compared to $12.9 milion for the year ended December 31, 1996. Gain on sale of loans increased $2.4 million or 234.7% as the company started selling home equity loans in 1997. Additionally, fees related to loans purchased under agreements to resell increased $446,000 or 64.7% as the company increased this line of business in 1997. Service charges on deposit accounts increased $938,000 or 21.6% primarily from higher levels of NSF fees related to retail checking accounts. Trust fees increased $123,000 or 15.6%. Other income increased $1.6 million primarily from higher wire transfer fees associated with the mortgage repurchase program, insurance income, check printing charges and increased lease income. Noninterest income for the year ended December 31, 1996 was approximately $12.9 million and approximately $9.8 million for the year ended December 31, 1995. Of this $3.0 million increase, $1.8 million was attributable to the Maco Acquisition (including $315,000, attributable to security gains from the sale of securities available-for-sale). Additionally, deposit service charges increased $688,000, or 18.8%, trust income increased $184,000, or 30.4.%, and brokerage fees increased $719,000 , or 56.9%.

    NONINTEREST EXPENSE. The following table presents the major components of noninterest expense for each period reported.

NONINTEREST EXPENSE

                                       1997       1996       1995
                                     ---------  ---------  ---------
                                          (dollars in thousands)
Salaries and benefits..............  $  23,858  $  21,690  $  17,599
Occupancy..........................      4,638      4,123      3,076
Equipment..........................      3,748      3,473      2,813
Postage and delivery...............      1,378      1,202        900
Supplies...........................      1,573      1,434        973
Marketing and promotion............      1,982      2,244      1,469
Professional services..............      2,486      1,969      1,257
FDIC insurance premiums............       681      7,858      1,965
Amortization of intangibles........      2,021      2,037      1,269


Computer processing................      1,934      1,972      1,702
Directors fees.....................      1,864        702        566
Restructuring costs................     11,508          0          0
Other expense......................      8,340      6,242      5,071
                                     ---------  ---------  ---------
Total noninterest expense..........  $  66,011     54,946     38,660
                                     ---------  ---------  ---------

    Non-interest expense for the year ended December 31, 1997 was $66.0 million, an increase of $11.1 million or 20.1% over the $54.9 million for the year ended December 31, 1996. The company incurred restructuring costs associated with the acquistion of Indiana Federal Corp. and CB Bancorp on August 1, 1997 of $11.5 million, offset by $6.0 million in charges related to the SAIF assessment in the third quarter of 1996, which accounted for $5.5 million of the increase. Salary and benefits increased $2.2 million or 10.0% for the year ended December 31, 1997 as compared to the year ended December 31, 1996, primarily related to compensation expense of the former IFC ESOP of $728,000 in 1997. Professional services expense increased $517,000 or 26.3% for the year ended December 31, 1997, primarily from consulting expenses incurred to assist in organizational design to facilitate a larger organization. Occupancy expense and equipment related expenses increased $790,000 or 10.4% as additional space and equipment upgrades were needed to facilitate growth in the combined entities. Non-interest expenses as a percent of average assets was 2.54% for the year ended December 31, 1997 as compared to 2.53% for the year ended December 31, 1996, before the one-time restructuring charges and the SAIF special assessment.

    Non-interest expense for the year ended December 31, 1996 was $54.9 million as compared to $38.7 million for the same period in 1995. Of this $16.3 million or 42.1% increase in non-interest expense, approximately $11.0 million was attributable to the Maco Acquisition (including $2.0 million attributable to the one-time Special Assessment against financial institutions with deposits insured by SAIF). The balance of this increase, which was attributable primarily to the activities of Pinnacle Bank and approximately $300,000, in costs associated with changing of the name of First Federal, $3.9 million, for the Special Assessment charged against Pinnacle's thrift deposits, $4.1 million for salaries and benefits, $1.0 million for occupancy expenses and $775,000 for marketing and promotion.

    INCOME TAXES. Income taxes were approximately $4.6 million for the year ended December 31, 1997 as compared to $7.4 million for the year ended December 31, 1996. The decrease was primarily the result of lower levels of earnings in 1997 as a result of the restructuring charges associated with the IFC and CB acquisitons. Income taxes were approximately $7.4 million for the year ended December 31, 1996 and approximately $6.4 million for the year ended December 31, 1995. The increase was the result of higher levels of earnings, including, in substantial part, earnings associated with the Maco Acquisition and partially offset by increasing tax credits received for investments in low and moderate income housing by Pinnacle's subsidiary, IndFed Mortgage Company.

    The effective tax rates for 1997, 1996 and 1995 were 30.9%, 31.6% and 28.1%, respectively. The increase in 1996 was primarily from the non-deductibility of goodwill expenses associated with the Maco Acquisition and a higher state income tax rate associated with income in the Indiana market.

ANALYSIS OF FINANCIAL CONDITION

    EARNING ASSETS. Average earning assets equaled 93.9%, 93.5% and 93.1% of total average assets for the year ended December 31, 1997, 1996 and 1995, respectively. Generally, the higher earning assets are to total assets, the greater the contribution of Pinnacle's net interest margin to profitability.

    Average loans outstanding for the year ended December 31, 1997 were $1.5 billion as compared to $1.3 billion for the year ended December 31, 1996 and increase of $162,000 or 12.3%. This increase was primarily in average commercial loans and average mortgage repurchase loans offset by a decrease in average mortgage loans. Average loans outstanding for the year ended December 31, 1996 were $1.3 billion. Average loans outstanding at December 31, 1995 were $1.1 billion. The increase in this item was attributable to the Maco Acquisition which added $222.5 million in loans.

    The following table presents the amortized cost of securities held-to-maturity as of December 31, 1996.


                                                            December 31, 1996
                                                         -----------------------
                                                         (dollars in thousands)

U.S. Treasury and agency securities....................         $   3,000
Corporate securities...................................             2,789
Mortgage-backed securities.............................             8,510
                                                                  -------
  Total................................................         $  14,299
                                                                  -------
                                                                  -------

    The following table presents the carrying value of securities available-for-sale at the dates indicated.

                                                                 At December 31,
                                                               --------------------
                                                                 1997       1996
                                                               ---------  ---------
                                                              (dollars in thousands)
U.S. Treasury and agency securities..........................  $ 157,483  $ 205,183
Obligations of states and political subdivisions.............     33,103     22,447
Corporate securities.........................................      1,992     12,321
Equity securities............................................     31,108     23,725
Mortgage-backed securities...................................    195,598    249,810
                                                               ---------  ---------
  Total......................................................  $ 419,284  $ 513,486
                                                               ---------  ---------

    The following table sets forth certain information regarding securities available-for-sale at December 31, 1997.

                                                                                                     After 5 But
                                                                                    After 1 But       Within 10          After
                                                                  Within 1 Year    Within 5 Years       Years           10 Years
                                                                  --------------   --------------   --------------   --------------
                                                                  Amount   Yield   Amount   Yield   Amount   Yield   Amount   Yield
                                                                  -------  -----   -------  -----   -------  -----   -------  -----
                                                                                       (dollars in thousands)
U.S. Treasury securities........................................ $ 9,046   5.75%  $ 5,017   5.69%  $11,393   5.79%         0     0%
Obligations of other U.S. government agencies and
  corporations..................................................   1,522   5.67     3,759   6.38    51,884   7.35     74,862  7.51
Obligations of states and political subdivisions (1)............   1,148   3.80     5,996   4.19     5,920   4.72     20,039  5.12
Corporate securities............................................       0      0     1,992   6.13         0      0          0     0
Equity securities...............................................  31,108   7.83         0      0         0      0          0     0
Mortgage-backed securities (2)..................................       0      0     9,302   6.70     5,029   6.76    181,267  7.17
                                                                  -------  -----   -------  -----   -------  -----   -------  -----
Total amount/yield.............................................. $42,824   7.21%  $26,066   5.84%  $74,226   6.86%  $276,168  7.11%
                                                                  -------  -----   -------  -----   -------  -----   -------  -----
                                                                  -------  -----   -------  -----   -------  -----   -------  -----

--------------------------
 (1) Weighted yields on tax-exempt obligations have not been computed on a fully tax-equivalent basis.

(2) Maturities of mortgage backed securities are determined based on original maturity dates.

    Average securities for the year ended December 31, 1997 was approximately $528.2 million as compared to $474.9 million for the year ended December 31, 1996, primarily in mortgage backed securities and tax-exempt obligations of state and political subdivisions. Average securities for the year ended December 31, 1996 was approximately $474.9 million as compared to $251.9 million at December 31, 1995, as the Maco Acquisition added $185.6 million to average security balances.

    Gross loan balances as of December 31, 1997 totaled $1.5 billion, an increase of $92.5 million or 6.5%. Commercial loans increased $70.0 million or 16.6% at December 31, 1997 to $491.9 million. Mortgage repurchase loans increased $84.4 million to $179.7 million at December 31, 1997 as compared to $95.3 million at December 31, 1996. Real estate loans decreased $62.6 million or 9.6% to $588.0 million at December 31, 1997. Consumer loans were approximately the same at $238.4 million on December 31, 1997 as compared to $238.3 million at December 31, 1996. Gross loan balances as of December 31, 1996 totaled $1.4 billion, an increase of $205.6 million, or 17.0% as compared to the balance at December 31, 1995 of $1.2 billion. Commercial loans increased by $107.4 million, or 34.1%, at December 31, 1996 to $421.9 million. Consumer loans (primarily in home equity loans) increased $59.6 million, or 33.3%, to $238.3 million. Real estate loans grew slightly in 1996 by $18.0 million, or 2.8%, to $650.6 million as Pinnacle originated real estate loans primarily for sale in the secondary market in order to manage interest rate risk.

    The following table presents loans outstanding, according to loan category at the dates indicated.

                                                                                    At December 31,
                                                                 ------------------------------------------
                                                                   1997       1996       1995       1994       1993
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                                (dollars in thousands)
Commercial..................................................... $  491,932    421,948    314,562    287,709    243,552
Real estate....................................................    588,046    650,624    632,664    457,743    398,664
Consumer.......................................................    238,427    238,321    178,720    143,375    113,917
Tax exempt loans...............................................     10,240      9,686      4,295      6,392      6,307
Mortgage loans purchased under agreements to resell............    179,720     95,276     80,031     25,179     34,193
                                                                 ---------  ---------  ---------  ---------  ---------
  Total Loans..................................................  1,508,365  1,415,855  1,210,272    920,398    796,633
Less allowance for loan losses.................................    (20,528)   (14,909)   (13,853)   (11,787)   (11,165)
                                                                 ---------  ---------  ---------  ---------  ---------
  Net Loans.................................................... $1,487,837 $1,400,946 $1,196,419  $ 908,611  $ 785,468
                                                                 ---------  ---------  ---------  ---------  ---------

    The following table presents loans outstanding at December 31, 1997, which, based on remaining scheduled repayments of principal, are due in the period indicated.

                                                         1997
                                ------------------------------------------------------------------------
                                                                         Mortgage Loans
                                                                         Purchased Under
                                              Real                 Tax-  Agreements to     Total Loans
                                Commercial    Estate   Consumer   Exempt    Resell         Receivable
                                ----------   --------  --------  ------- ---------------   -------------
                                                       (dollars in thousands)

Due in 1 year or less..........   $ 139,884   $  23,280   $  34,578   $   2,785   $ 179,720   $  380,247
Due in 1 through 5 years.......     157,920      91,471     106,100       4,001           0      359,492
Due after 5 years..............     194,128     473,295      97,749       3,454           0      768,626
                                 -----------  ---------  -----------  ---------  -----------  -----------
  Total........................   $ 491,932   $ 588,046   $ 238,427   $  10,240   $ 179,720   $1,508,365
                                 -----------  ---------  -----------  ---------  -----------  -----------
                                 -----------  ---------  -----------  ---------  -----------  -----------

    The following table sets forth at December 31, 1997, the dollar amount of gross loans receivable contractually due after December 31, 1998, and whether such loans have fixed interest rates or adjustable interest rates.

                                     Due after December 31, 1998
                                  ---------------------------------
                                    Fixed     Variable      Total
                                  ---------  -----------  ---------
                                        (dollars in thousands)
Commercial......................  $  95,137   $ 256,911   $ 352,048
Real Estate.....................    166,588     398,178     564,766
Consumer........................    148,839      55,010     203,849
Tax-exempt......................      7,064         391       7,455

  Total Loans...................  $ 417,628   $ 710,490   $1,128,118
                                  ----------  ----------- ----------
                                  ----------  ----------- ----------


    The following table presents information concerning nonperforming loans including nonaccrual, past due, and restructured loans at the indicated dates.

                                                       At December 31,
                                          -----------------------------------------
                                           1997     1996     1995     1994    1993
                                          -------  -------  -------  ------  ------
                                                  (dollars in thousands)
Loans accounted for on a nonaccrual
  basis (1).............................  $10,767  $11,129  $10,469  $5,832  $3,712
Accruing loans contractually past due 90
  days or more as to principal or
  interest payments.....................    7,038    6,201    2,555   1,378   1,583
Restructured loans......................      174      684      820     945   3,933
                                          -------  -------  -------  ------  ------
  Total nonperforming loans.............  $17,979  $18,014  $13,844  $8,155  $9,228
                                          -------  -------  -------  ------  ------
                                          -------  -------  -------  ------  ------

--------------------------

(1) Loans are generally placed on a nonaccrual basis when, in the opinion of management, collection of principal or interest payments is unlikely. Income on such loans is then recognized only to the extent that cash is received and where future collection is likely. If nonaccrual loans had been maintained current in accordance with their original terms, additional interest income of $840,000, $1,100,000, $449,000, $207,000, and $149,000
    would have been recorded during the periods ended December 31, 1997, 1996, 1995,1994, and 1993 respectively.

    Effective January 1, 1995, Pinnacle adopted FASB Statement No. 114, (as amended by Statement 118), "Accounting by Creditors for Impairment of a Loan". For further discussion see Note 7 to consolidated financial statements of Pinnacle's contained later in this document.

    Pinnacle has no loans for which the terms have been renegotiated to less than market rates due to weakening of a borrower's financial condition.

POTENTIAL PROBLEM LOANS

    In addition to the loans classified as nonaccrual or greater than 90 days delinquent and still accruing interest, there were other loans of approximately $21.5 million and $11.1 million at December 31, 1997 and 1996, respectively, where management is closely following the borrower's ability to continue to comply with loan payment terms. Current conditions do not warrant classification as nonperforming, nor is any principal loss on these loans considered likely at this time.

FOREIGN LOANS

    Pinnacle's loans outstanding to borrowers in foreign countries as of December 31, 1997 and 1996 did not exceed 1% of its total assets.

LOAN CONCENTRATIONS

    As of December 31, 1997, there were no concentrations of loans to individual borrowers that exceeded 10% of total loans.

    The following table summarizes the loan loss experience, and provides a breakdown of the allowance for loan losses at December 31 of each year.

                                                                   1997       1996       1995       1994       1993
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                                (dollars in thousands)
Loans Outstanding at end of period, net of unearned discount... $1,508,365  $1,415,855 $1,210,272 $ 920,398  $  796,633
                                                                ----------  ----------  ---------  ---------  ---------
Average loans for the period...................................  1,478,238   1,316,487  1,052,995    806,823    799,841
                                                                ----------  ----------  ---------  ---------  ---------
Allowance for loan losses, beginning of period.................  $  14,909  $   13,853  $  11,787  $  11,165  $  10,768
                                                                ----------  ----------  ---------  ---------  ---------
Conform CB fiscal year to December 31, 1996 calendar year......        501          --         --         --         --
Charge-offs for period:
  Commercial loans.............................................      4,634  $      281         85        284      1,037
  Real Estate loans............................................         93          69         50         34         91
  Consumer loans...............................................      1,991       1,509      1,190        460        590
  Mortgage loans purchased under agreements to resell..........      1,999         501        221         --         --
                                                                ----------  ----------  ---------  ---------  ---------
    Total charge-offs..........................................      8,717       2,360      1,546        778      1,718
                                                                ----------  ----------  ---------  ---------  ---------
Recoveries for period:
  Commercial loans.............................................          8         249        160        130        174
  Real Estate loans............................................         47         286         23         42        136
  Consumer loans...............................................        204         200        152        191        245
  Mortgage Loans purchased under agreements to resell..........        256          --         --         --         --
                                                                ----------  ----------  ---------  ---------  ---------
    Total recoveries...........................................        515         735        335        363        555
                                                                ----------  ----------  ---------  ---------  ---------
Net charge-offs for the period.................................      8,202       1,625      1,211        415      1,163
                                                                ----------  ----------  ---------  ---------  ---------
Allowance recorded for acquired loans..........................         --          --      1,855        655         --
Provision for loan losses......................................     13,320       2,681      1,422        382      1,560
                                                                ----------  ----------  ---------  ---------  ---------
Allowance for loan losses, end of period.......................  $  20,528      14,909     13,853     11,787     11,165
                                                                ----------  ----------  ---------  ---------  ---------
Ratio of net charge-offs during the period to average loans
  outstanding..................................................        .55%        .12%       .12%       .05%       .15%
                                                                ----------  ----------  ---------  ---------  ---------
Allocation of allowance for loan losses:
  Commercial loans.............................................  $   9,145  $    8,740  $   8,511  $   7,270  $   6,650
  Real Estate loans............................................      4,394       2,234      2,409      1,928      1,919
  Consumer loans...............................................      4,475       2,731      2,533      2,387      2,448
  Mortgage loans purchased under agreements to resell..........      2,514       1,204        400        202        148
                                                                ----------  ----------  ---------  ---------  ---------
    Total allowance for loan losses............................  $  20,528      14,909     13,853     11,787     11,165
                                                                ----------  ----------  ---------  ---------  ---------
Percentage of loan to total gross loans:
  Commercial loans.............................................         32%         30%        26%        31%        31%
  Real Estate loans............................................         39          46         52         49         50
  Consumer loans...............................................         16          17         15         16         14
  Tax-exempt loans.............................................          1           1         --          1          1

   Mortgage loans purchased under agreements to resell.........         12          6          7          3          4
                                                                 ---------  ---------  ---------  ---------  ---------
    Total......................................................        100%       100%       100%       100%       100%
                                                                 ---------  ---------  ---------  ---------  ---------

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

    ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses increased by $5.6 million or 37.7% to approximately $20.5 million at December 31, 1997 from approximately $14.9 million at December 31, 1996. The increase was largely the result of an additional $10.0 million provision for loan losses recorded in the third quarter of 1997 to conform loan loss reserve methodologies in connection with the third quarter 1997 acquisitons of IFC and CB. In completing Pinnacle's allowance for loan losses conformity review of IFC and CB, Pinnacle applied the general reserve assumptions consistent with those utilized historically by Pinnacle. The allowance for loan losses increased by $1.1 million or 7.62% to approximately $14.9 million at December 31, 1996 from approximately $13.9 million at December 31, 1995. The allowance as a percentage of total loans was 1.05%, and 1.14%, respectively, for such dates indicated. The allowance for loan losses increased primarily due to the $205.6 million increase in loans receivable during the year.

    Net charge-offs for the year ended December 31, 1997 were $8.2 million or .55% of average loans outstanding as compared to $1.6 million, or .12% for the year ended December 31, 1996. The increase in net charge-offs for the year ended December 31, 1997 were primarily in the commercial real estate and commercial loan portfolio which totaled $4.6 million in 1997 as compared to $32,000 in 1996 and the mortgage loan repurchase portfolio which totaled $2.0 million for the year ended December 31, 1997 as compared to $501,000 for the year ended December 31, 1996. Pinnacle realized losses on those loans that had specific reserves established. Net charge-offs for the year ended December 31, 1996 were $1.6 million, or .12%, of average loans outstanding as compared to $1.2 million, or
 .12%, for the year ended December 31, 1995. Recoveries on previously charged-off loans were $735,000, in 1996 and $335,000, in 1995. At December 31, 1996 and
1995, nonaccrual loans amounted to $11.1 million, and $10.5 million, respectively. Pinnacle's management believes these increases are attributable primarily to the Maco Acquisition and to the significant increase in loans receivable and are not due to any general decline in credit quality.

    Other loans of concern to Pinnacle management increased to approximately $21.5 million as of December 31, 1997. Other loans of concern to Pinnacle management increased to approximately $11.1 million as of December 31, 1996 as compared to approximately $10.5 million in 1995. In the opinion of Pinnacle's management, the allowance for loan losses is adequate and appropriately reflects the risk inherent in each of the period-end loan portfolios. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on economic conditions and borrower circumstances. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Pinnacle's allowance for loan losses. Such agencies may require Pinnacle to recognize additions to the allowance based on their judgments regarding information available to them at the time of their examination.

    NONEARNING ASSETS. Premises and equipment increased $3.2 million to $29.3 million as of December 31, 1997 from $26.1 million as of December 31, 1996. The increase was primarily from investment in technology and computer based systems needed to support the consolidated operations after the acquistions of IFC and CB. Premises and equipment increased $229,000 to $26.1 million as of December 31, 1996 from $25.9 million as of December 31, 1995. Capital improvements for the year ended December 31, 1997 and 1996 totaled $6.3 and $1.7 million, respectively.

    Interest receivable and other assets increased $30.2 million to $109.2 million at December 31, 1997 as compared to $79.0 million at December 31, 1996. The increase was primarily from the company's investment of $25.0 million in bank owned life insurance purchased in 1997. Other real estate decreased $618,000 to $4.5 million for the same time periods. Goodwill and other purchased intangible assets decreased $1.7 million to $16.8 million at December 31, 1997, primarily through expense provisions in 1997. Interest receivable and other assets increased to $79.0 million from $73.9 million as of December 31, 1996 and 1995, respectively. The increase was primarily from higher levels of accrued interest associated with higher levels of earning assets. Other real estate decreased to $5.2 million from $5.9 million for the same time periods. Goodwill and other purchased intangible assets decreased $2.4 million to $18.5 million as of December 31, 1996 as compared to $20.9 million at December 31, 1995, primarily through expense provision in 1996 and through a favorable tax treatment in 1996 on the recapture of bad debt reserves for thrifts of approximately $600,000.

    INTEREST-BEARING LIABILITIES. In 1997, average interest bearing liabilities increased from $1.7 billion at December 31, 1996 to $1.9 billion at December 31, 1997, an increase of $197.9 million or 11.9%. The increase was primarily from increased advances from the FHLB and securities sold under repurchase agreements and other borrowing which increased $161.4 million or 47.7%. In 1996, average interest-bearing liabilities increased from $1.2 million at December 31, 1995 to $1.7 million at December 31, 1996. The Maco Acquisition was the primary reason for the increase with the acquisition providing $393.6 million of the increase and the increase of FHLB advances, securities sold under repurchase agreements and other borrowings which increased $185.1 million or 64.6%.

    OTHER LIABILITIES. At December 31, 1997, other liabilities increased $2.7 million or 18.4% to $17.5 million from $14.8 million as of December 31, 1996 which decreased $2.4 million, or 14.0% from $17.2 million as of December 31, 1995.

LIQUIDITY

    Liquidity is the ability to satisfy demands for extensions of credit, deposit withdrawals, and other customer and operational needs. Traditional sources of liquidity include asset maturities and core deposit growth. Pinnacle maintains a portion of its assets in liquid form to meet anticipated withdrawal requirements and loan demand from customers. At December 31, 1997, cash and due from banks, federal funds sold, and money market instruments equaled approximately $57.2 million. Additional liquidity, is provided by the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank of Indianapolis. As of December 31, 1997, Pinnacle had borrowed $414.4 million from the Federal Home Loan Bank of Indianapolis to match longer term loans and specific securities with matching maturities.

    Pinnacle identified securities totaling approximately $419.3 million and $513.5 million, respectively, as being available-for-sale at December 31, 1997 and December 31, 1996, respectively. They also identified securities totaling approximately $14.3 million as being held-to-maturity at December 31, 1996. Consequently, this portfolio, which totaled $419.3 million at December 31, 1997, is available to meet most any liquidity need of Pinnacle.

    Proceeds from the sales of securities available-for-sale amounted to $205.1 million in 1997 and $146.6 million in 1996, with resulting net gains of $813,000 and $708,000, respectively. At December 31, 1997, gross unrealized holding gains and gross unrealized holding losses in Pinnacle's total security portfolio amounted to approximately $4.1 million and approximately $723,000, respectively. At December 31, 1996 gross unrealized holding gains and gross unrealized holding losses in Pinnacle's total security portfolio amounted to approximately $2.9 million and $2.8 million respectively.

    The focus of liquidity management at Pinnacle is to satisfy general operating expenses, to service existing debt, and to take advantage of investment opportunities which Pinnacle's management believes will result in an improved return to stockholders.

    There are statutory and regulatory requirements applicable to the payment of dividends by Pinnacle Bank as well as by Pinnacle to its stockholders. Under applicable dividend restrictions, Pinnacle Bank, without obtaining government approvals, could declare aggregate dividends in 1997 of approximately $ million from retained net profits of the preceding two years, plus an amount approximately equal to the net profits (as measured under current regulations), if any, earned for the period from January 1, 1997 through the date of declaration less dividends previously paid in 1997.

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

    To manage Pinnacle's exposure to changes in interest rates, management of Pinnacle closely monitors its interest rate risk. An asset/liability committee consisting of senior officers meets regularly and reviews Pinnacle's interest rate risk position and makes recommendations for adjustments to the position. In addition, the Board of Directors of Pinnacle periodically reviews their asset/liability position, including simulations of the effect on Pinnacle's earnings and capital of various interest rate scenarios.

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

    Pinnacle is managing its current negative gap position by emphasizing variable rate loans, investing in short-term securities, and encouraging longer term deposit products through pricing strategies. The following table sets forth management's estimate of the projected maturities and/or repricing of Pinnacle's assets and liabilities as of December 31, 1997. In preparing the table, management of Pinnacle has assumed that loans prepay to varying degrees based on type, maturity and rate. Certificates of deposit have been entered into the analysis based on contractual maturity.

                      INTEREST RATE SENSITIVITY/GAP ANALYSIS

                                                           Interest Rate Sensitivity Period
                                                                  December 31, 1997
                                     ----------------------------------------------------------------------------
                                        0-3         4-6        7-9       10-12       1-5       Over
                                       months     months     months     months      years    5 years     Total
                                     ----------  ---------  ---------  ---------  ---------  --------  ----------
                                                                   (dollars in thousands)
ASSETS:
  Fed funds sold...................  $    6,400  $  --      $  --      $  --      $  --      $  --     $    6,400
  Interest-bearing deposits with
    financial institutions.........       1,548     --         --         --         --         --          1,548
  Securities available for sale....      62,633     12,529     13,565     10,873    126,553   193,131     419,284
  Loans and loans held for sale....     241,116     68,585     33,241     37,304    359,493   781,376   1,521,115
  Nonearning assets................      --         --         --         --         --         --        167,148
                                     ----------  ---------  ---------  ---------  ---------  --------  ----------
    Total Assets...................  $  311,697  $  81,114  $  46,806  $  48,177  $ 486,046  $974,507  $2,115,495
                                     ----------  ---------  ---------  ---------  ---------  --------  ----------
FUNDING SOURCES:
  Interest-bearing demand..........  $   17,551  $  --      $  --      $  --      $  --      $169,257  $  186,808

  Savings and time deposits.................................    196,143    140,267    101,310     98,315    372,017    238,986
  Federal Home Loan Bank advances...........................     98,900     88,657     15,247      8,319    177,066     26,177
  Securities sold under repurchase agreements
   and other borrowings.....................................     69,511     --         --         --         --         --
  Noninterest bearing sources...............................     --         --         --         --         --         --
                                                              ---------  ---------  ---------  ---------  ---------  ---------
   Total funding sources...................................  $  382,105 $  228,924  $ 116,557  $ 106,634  $ 549,083  $ 434,419
                                                              ---------  ---------  ---------  ---------  ---------  ---------
REPRICING/MATURITY GAP
  Period....................................................  $ (70,408) $(147,810) $ (69,751) $ (58,457) $ (63,027) $ 540,088
Cumulative..................................................  $ (70,408) $(218,218) $(287,969) $(346,426) $(409,463) $ 130,625
  Cumulative rate sensitivity assets/ Cumulative rate
    sensitivity funding sources.............................       81.6%      64.3%      60.4%      58.5%      70.4%     107.2%

  Savings and time deposits.................................  1,147,038
  Federal Home Loan Bank advances...........................    414,365
  Other borrowings..........................................     69,511
  Noninterest bearing sources...............................    297,773
                                                              ---------
    Total funding sources...................................  $2,115,495
                                                              ---------
REPRICING/MATURITY GAP
  Period....................................................  $   --
Cumulative..................................................
  Cumulative rate sensitivity assets/ Cumulative rate
    sensitivity funding sources.............................

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

Year 2000

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, many computer applications and systems could fail or create erroneous results by or at the year 2000. The Company developed a plan to deal with the year 2000 problem and began a process to be year 2000 compliant. The plan provides for conversion efforts to be completed by the end of 1998. The total cost of the project cannot be estimated as of December 31, 1997. The Company is expensing all costs associated with these changes as the costs are incurred.

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

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). This
Statement establishes standards for reporting and displaying comprehensive income and its components within the consolidated financial statements. Comprehensive income is defined in FASB Concepts Statement 6 as the "change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." The Statement is effective for fiscal years beginning after December 15, 1997 and is not expected to have a material impact on the Pinnacle results of operations.

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. This Statement requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This Statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for financial statements for periods beginning after December 15, 1997 and is not expected to have a material impact on Pinnacle.

    In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans and standardizes the disclosure requirements to the extent practicable, requires additional information on Changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures. This statement is effective for fiscal years beginning after December 15, 1997 and is not expected to have a material impact on Pinnacle.

RECENT LEGISLATION

    Legislation was enacted in 1996 that resulted in, among other things, the assessment of a one-time charge against financial institutions with deposits insured by SAIF. The amount of the charge equaled approximately .657% of the deposits of a financial institution held on March 31, 1995 and subject to the SAIF premium. The Special Assessment was due on October 1, 1996 and payable no later than November 27, 1996. As a result of the Special Assessment, Pinnacle paid an assessment of $5.9 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Managing interest rate risk is fundamental to the financial services industry. Pinnacle's policies are designed to manage the inherently different maturity and repricing characteristics of the loan, investment security, and deposit portfolios. In doing so, Pinnacle is able to achieve a desired interest sensitivity position and to limit exposure to interest rate risk, while optimizing interest income within the constraints of prudent capital adequacy and liquidity needs. Principal maturities and repricing profiles are monitored through static gap analysis and future operating results are simulated through computer modeling.

    The management of interest rate sensitivity includes monitoring the maturities and repricing opportunities of interest earning assets and interest bearing liabilities. The Corporation's interest rate sensitivity/GAP analysis as of December 31, 1997 is included in the Liquidity section of Management's Discussion and Analysis of this form 10-K. A rate sensitivity position is computed for various repricing intervals by calculating rate sensitivity gaps. Interest earning assets and interest bearing liabilities have been distributed based on their repricing opportunities. The maturities of certain investments, loans and deposits have been adjusted based on projected prepayment patterns or historical relationships to changes in market interest rates. Although rate sensitivity gaps constantly change as funds are acquired and invested, Pinnacle's negative gap of $346,426 million at one year or less at December 31, 1997, as approximately 16.4% of total assets. This, in the opinion of management, represented a relatively balanced position.

    For further discussion regarding Quantitative and Qualitative Disclosure about Market Risk, see Item 7 of this Form 10-K, "Management Discussion and Analysis of Financial Condition and Results of Operations--Liquidity.''

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Pinnacle Financial Services, Inc.

We have audited the accompanying consolidated balance sheet of Pinnacle Financial Services, Inc. and subsidiaries (the Company) as of December 31, 1997 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Financial Services, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

We previously audited and reported on the consolidated balance sheet of Pinnacle Financial Services, Inc. and subsidiaries as of december 31, 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1996, and 1995, prior to their restatement for the 1997 pooling of interests. The contribution of Pinnacle Financial Services, Inc. and subsidiaries to total assets and net income represented 50% and 57% of the respective restated totals for the year ended December 31, 1996 and the contribution of Pinnacle Financial Services, Inc. and subsidiaries to total assets and net income represented 50% and 40% of the respective restated totals for the year ended December 31, 1995. Separate consolidated financial statements of the other companies included in the December 31, 1996 restated consolidated balance sheet and consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995 were audited and reported on separately by other auditors. We also audited the combination of the accompanying consolidated balance sheet as of December 31, 1996 and consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995, after restatement for the 1997 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in note 1 of the notes to the consolidated financial statements.


                                    /s/ KPMG Peat Marwick LLP



Chicago, Illinois
March 30, 1998

PINNACLE FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 1997 AND 1996

(IN THOUSANDS, EXCEPT SHARE DATA)                                                                1997       1996
ASSETS:
  Cash and cash equivalents:
    Cash and due from banks..................................................................  $  49,209  $  60,957
    Federal funds sold.......................................................................      6,400     15,750
                                                                                               ---------  ---------
      Total cash and cash equivalents........................................................     55,609     76,707
  Interest-bearing deposits with financial institutions......................................      1,548     13,171
  Securities available-for-sale:
    Taxable..................................................................................    386,181    491,039
    Tax-exempt...............................................................................     33,103     22,447
  Securities held-to-maturity taxable........................................................     --         14,299
Mortgage loans held for sale.................................................................     12,750     11,485
Loans, net of unearned income................................................................  1,508,365  1,415,855
  Less: allowance for loan losses............................................................     20,528     14,909
                                                                                               ---------  ---------
    Net loans................................................................................  1,487,837  1,400,946
  Premises and equipment, net................................................................     29,299     26,082
  Interest receivable and other assets.......................................................    109,168     79,034
                                                                                               ---------  ---------
      Total assets........................................................................... $2,115,495 $2,135,210
                                                                                               ---------  ---------
LIABILITIES:
  Deposits:
    Noninterest-bearing demand............................................................... $   99,262 $  121,235
    Interest bearing demand..................................................................    186,808    143,821
    Savings..................................................................................    433,121    437,513
    Time.....................................................................................    713,917    776,142
                                                                                               ---------  ---------
      Total deposits.........................................................................  1,433,108  1,478,711
  Federal Home Loan Bank advances............................................................    414,365    369,238
  Securities sold under repurchase agreements and other borrowings...........................     69,511    102,206
  Interest payable and other liabilities.....................................................     17,516     14,796
                                                                                               ---------  ---------
      Total liabilities......................................................................  1,934,500  1,964,951
STOCKHOLDERS' EQUITY:
Common stock; no par value; 15,000,000 shares authorized; 12,619,499 shares issued and outstanding at December 31, 1997; and 12,151,514 shares issued and outstanding at December
  31, 1996...................................................................................     19,110     19,110
Additional paid-in capital...................................................................     78,094     78,192
Retained earnings............................................................................     81,764     83,599
Treasury stock...............................................................................     --        (10,304)
Guaranteed ESOP obligation...................................................................     --           (379)
Recognition and retention plan obligation....................................................     --             (4)
Net unrealized gain on securities available-for-sale.........................................      2,027         45
                                                                                               ---------  ---------
      Total stockholders' equity.............................................................    180,995    170,259
                                                                                               ---------  ---------
      Total liabilities and stockholders' equity............................................. $2,115,495 $2,135,210
                                                                                               ---------  ---------

          See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                                 1997       1996       1995
INTEREST INCOME:
  Interest and fees on loans:
    Taxable.......................................................................  $ 128,758  $ 114,316  $  90,234
    Tax-exempt....................................................................        667        404        346
  Interest and dividends on securities:
    Available-for-sale
      Taxable.....................................................................     35,643     29,424     12,867
      Tax-exempt..................................................................      1,480      1,140        159
    Held-to-maturity
      Taxable.....................................................................     --          1,227      2,500
      Tax-exempt..................................................................     --         --            873
  Interest on federal funds sold..................................................        166        410        257
  Interest on interest-bearing deposits with financial institutions...............        358        982        680
                                                                                    ---------  ---------  ---------
      TOTAL INTEREST INCOME.......................................................    167,072    147,903    107,916
INTEREST EXPENSE:
  Interest on deposits............................................................     62,695     60,567     43,556
  Interest on Federal Home Loan Bank advances.....................................     24,286     15,928      8,821
  Interest on securities sold under repurchase agreements and other borrowings....      4,505      3,104      2,692
                                                                                    ---------  ---------  ---------
      TOTAL INTEREST EXPENSE......................................................     91,486     79,599     55,069
                                                                                    ---------  ---------  ---------
      NET INTEREST INCOME.........................................................     75,586     68,304     52,847
Provision for loan losses.........................................................     13,320      2,681      1,422
                                                                                    ---------  ---------  ---------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........................     62,266     65,623     51,425
Noninterest income:
  Service charges on deposit accounts.............................................      5,279      4,341      3,653
  Trust income....................................................................        912        789        605
  Securities gains and losses, net................................................        813        708        790
  Other income....................................................................     11,516      7,015      4,761
                                                                                    ---------  ---------  ---------
      TOTAL NONINTEREST INCOME....................................................     18,520     12,853      9,809
Noninterest expense:
  Salaries and employee benefits..................................................     23,858     21,690     17,599
  Occupancy.......................................................................      4,638      4,123      3,076
  Equipment.......................................................................      3,748      3,473      2,813
  FDIC insurance premiums.........................................................        681      7,858      1,965
  Other expense...................................................................     33,086     17,802     13,207
                                                                                    ---------  ---------  ---------
      TOTAL NONINTEREST EXPENSES..................................................     66,011     54,946     38,660
                                                                                    ---------  ---------  ---------
INCOME BEFORE INCOME TAX EXPENSE..................................................     14,775     23,530     22,574
INCOME TAX EXPENSE................................................................      4,559      7,443      6,353
                                                                                    ---------  ---------  ---------
NET INCOME........................................................................     10,216  $  16,087  $  16,221
                                                                                    ---------  ---------  ---------

NET INCOME PER SHARE:
  Basic..................................................$     .83  $     1.33   $    1.60
  Diluted................................................      .83        1.32        1.58
AVERAGE SHARES OUTSTANDING:
  Basic..................................................12,258,265  12,051,935  10,137,302
  Diluted................................................12,311,957  12,171,221  10,244,326
CASH DIVIDENDS DECLARED PER COMMON SHARE.................$    0.94   $    0.82   $    0.76


          See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                                       Net
                                                                                                    Unrealized
                                                                                                   (Losses) on
                                              Additional                       Guaranteed           Securities
                                     Common    Paid-in     Retained  Treasury     ESOP            Available-for-
                                      Stock    Capital     Earnings   Stock    Obligation   RRP        Sale         Total
(in thousands)                       -------  ----------   --------  --------  ----------   ----  --------------   --------
Balance, January 1, 1995...........  $19,110   $42,690     $67,351   $(8,900 )   $(715)     $(48 )     (3,347)      $116,141
Net income.........................    --        --         16,221     --        --         --        --             16,221
Common stock dividends declared:
                                                                                            --
  Pinnacle Financial Services, Inc.                                                         --
    $.76 per share.................    --        --         (3,295 )   --        --         --        --             (3,295)
  Pooled companies prior to
    merger.........................    --        --         (4,036 )   --        --         --        --             (4,036)
Issuance of common stock for:
  Employee incentive plan..........    --          636       --        --        --         --        --                636
  Stock offering, net of costs.....    --       13,184       --        --        --         --        --             13,184
  Purchase of Maco.................    --       20,985       --        --        --         --        --             20,985
  Bancorp, Inc.
Purchase of treasury stock.........    --        --          --         (957 )   --         --        --               (957)
Payments made on guaranteed ESOP
  obligation.......................    --        --          --        --          125      --        --                125
Amortization of RRP contribution...    --        --          --        --        --          27       --                 27
Issuance of treasury stock.........    --          (79)      --          147     --         --        --                 68
Tax benefit related to stock option
  plans............................    --           70       --        --        --         --        --                 70
Change in unrealized gain(loss) for
  securities available-for-sale,
  net of tax effect of $3,468......    --        --          --        --        --         --         5,289          5,289
                                     -------  ----------   --------  --------    -----      ----     -------       --------
Balance, December 31, 1995.........   19,110    77,486      76,241    (9,710 )    (590)     (21 )      1,942        164,458
Net income.........................    --        --         16,087     --        --         --        --             16,087
Common stock dividends declared:
  Pinnacle Financial Services, Inc.
    $.82 per share.................    --        --         (4,838 )   --        --         --        --             (4,838)
  Pooled companies prior to
    merger.........................    --        --         (3,891 )   --        --         --        --             (3,891)
Issuance of common stock for:
  Employee incentive plan..........    --     913 --           --      --        --         --        --                913
  Additional costs related to prior
    year stock offering............    --         (259)      --        --        --         --        --               (259)
Purchase of treasury stock.........    --        --          --         (612 )   --         --        --               (612)
Payments made on guaranteed ESOP
  obligation.......................    --        --          --        --          211      --        --                211
Amortization of RRP contribution...    --        --          --        --        --          17       --                 17
Issuance of treasury stock.........    --          (11)      --           18     --         --        --                  7
Tax benefit related to stock option
  plans............................    --           63       --        --        --         --        --                 63
Change in unrealized gain (loss)
  for securities
  available-for-sale, net of tax
  effect) of $(1,244)..............    --        --          --        --        --         --        (1,897)        (1,897)
                                     -------  ----------   --------  --------    -----      ----     -------       --------
Balance, December 31, 1996.........  $19,110   $78,192     $83,599   $(10,304)   $(379)     $(4 )    $    45       $170,259
Net income.........................    --        --         10,216     --        --         --                       10,216
Common stock dividends declared:
  Pinnacle Financial Services, Inc.
    $.94 per share.................    --        --         (8,675 )   --        --         --        --             (8,675)
  Pooled companies prior to
    merger.........................    --        --         (2,583 )   --        --         --        --             (2,583)
Redemption of Shareholder's Rights
  Plan.............................    --        --            (48 )   --        --         --        --                (48)
Common stock issuance upon exercise
  of options.......................    --        7,436       --        --        --         --        --              7,436
Payments made on guaranteed ESOP
  obligation.......................    --        --          --        --          379      --        --                379
Tax Benefit Related to stock option
  plans............................    --        1,630       --        --        --         --        --              1,630
Increase in fair value related to
  allocation of ESOP shares........    --          719       --        --        --         --        --                719
Amortization of RRP contribution...    --        --          --        --        --           4       --                  4
Issuance of treasury stock.........    --         (575)      --      1,000       --         --        --                425
Retirement of treasury stock.......    --       (9,304)      --      9,304       --         --        --               --
Cash paid in lieu of fractional
  shares...........................    --           (4)      --        --        --         --        --                 (4)
Adjustment for change in fiscal
  year of pooled entity............    --        --           (745 )   --        --         --        --               (745)
Change in unrealized gain (loss)
  for securities
  available-for-sale, net of tax
  effect of $......................    --        --                    --        --         --         1,982          1,982
                                     -------  ----------   --------  --------    -----      ----     -------       --------
Balance, December 31, 1997.........   19,110    78,094      81,764     --        --         --         2,027        180,995

          See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


(in thousands)                                                                        1997        1996       1995
                                                                                   ---------  ----------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..................................................................... $   10,216  $    16,087  $  16,221
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization................................................      5,135        4,999      3,756
    Net amortization on loans and securities.....................................      1,116          636      1,088
    Provision for loan losses....................................................     13,320        2,681      1,422
    Deferred federal income taxes................................................     (2,029)      (1,206)      (446)
    Proceeds from sales of trading securities....................................         --       10,154      1,975
    Purchases of trading securities..............................................         --      (10,171)    (1,976)
    Mortgage loans purchased under agreements to resell..........................  (1,448,565) (1,111,965)  (795,862)
    Proceeds from sale of mortgage loans purchased under agreements to resell....   1,363,517   1,096,721    741,010
    Mortgage loans originated for sale...........................................     (84,502)   (175,118)   (58,845)
    Proceeds from sales of loans.................................................      85,146     136,662     56,800
    Gain on sale of securities...................................................        (813)       (708)      (790)
    Gain on sale of loans........................................................      (3,411)     (1,019)      (545)
    Decrease(increase) in interest receivable and other assets...................      (3,529)     (1,331)    (1,477)
    Decrease in other liabilities................................................         267      (1,920)    (2,899)
                                                                                   ----------  ----------  ---------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES.................................     (64,132)   (35,498)   (40,568)
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ----------  ---------
  Net increase in loans, excluding loan sales and purchases......................      35,324    (67,920)    (5,654)
  Purchases of loans.............................................................     (50,269)    (79,642)   (17,723)
  Purchases of securities available-for-sale.....................................    (148,974)   (320,047)  (145,617)
  Purchases of securities held-to-maturity.......................................          --     (4,237)   (11,704)
  Purchases of Company owned life insurance policies.............................     (25,047)    (1,366)        (5)
  Proceeds from sales of securities available-for-sale...........................     205,091    146,580    140,291
  Proceeds from maturities and paydowns of securities available-for-sale.........      56,150     65,200     22,555
  Proceeds from maturities and paydowns of securities held-to-maturity...........          --      5,803     31,036
  Net (increase) decrease in interest-bearing deposits with financial
    institutions.................................................................      11,623     29,825    (24,583)
  Capital expenditures...........................................................      (6,331)     (3,086)    (3,185)
  Purchase of Forrest Holdings Inc. preferred stock..............................          --     (2,500)    --
  Purchase of MACO Bancorp, Inc., net of cash acquired and stock issued..........          --     --        (12,683)
  Purchase of NCB Corp., net of cash acquired....................................          --     --         (6,841)
                                                                                   ----------  ----------  ---------
NET CASH USED BY INVESTING ACTIVITIES............................................      77,567    (231,390)   (34,113)
                                                                                   ----------  ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits.......................................................     (45,603)   105,144     39,740
  Net increase in securities sold under repurchase agreements and other
    borrowings...................................................................      12,432     85,207     53,789
  Net change in obligation to limited partnership................................          --         18     --
  Common stock issued............................................................       7,436        654     13,752
  Contribution to fund ESOP......................................................         379        211        125
  Issuance of treasury stock.....................................................         425          7         68
  Purchase of treasury stock.....................................................          --       (612)      (957)
  Dividends paid.................................................................      (9,550)     (8,590)    (6,826)
  Redemption of shareholders' rights plan........................................         (48)         --         --
  Cash paid for fractional shares................................................          (4)         --         --
                                                                                   ----------  ----------  ---------
NET CASH USED BY FINANCING ACTIVITIES............................................     (34,533)    282,039     99,691
                                                                                   ----------  ----------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS........................................     (21,098)    15,151     25,010
Cash and cash equivalents at beginning of year...................................      76,707     61,556     36,546
                                                                                   ----------  ----------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR.........................................  $   55,609 $   76,707  $  61,556
                                                                                   ----------  ----------  ---------
                                                                                   ----------  ----------  ---------
SUPPLEMENTAL DISCLOSURES:
  Interest paid..................................................................  $   91,353 $   78,987  $  54,079
  Income taxes paid..............................................................  $   11,272 $    7,921  $   7,518
  Loans transferred to other real estate owned...................................  $    4,099 $      756  $     738
  Transfers of securities held-to-maturity to available-for-sale.................  $   14,299 $   --      $ 239,332
                                                                                   ---------  ----------  ---------

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1997 AND 1996


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accounting and reporting policies of Pinnacle Financial Services, Inc. and subsidiaries conform to generally accepted accounting principles and prevailing practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts, revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The following are significant accounting and reporting policies of Pinnacle Financial Services, Inc. and subsidiaries.

(a) Consolidation

    The consolidated Pinnacle Financial Services, Inc. entity (the "Company") was formed on August 1, 1997 through a merger transaction whereby Indiana Federal Corporation and subsidiaries ("IFC") and CB Bancorp, Inc. and subsidiaries ("CB") were merged with and into the then existing Pinnacle Financial Services, Inc. and subsidiaries ("Pinnacle"). The merger transaction was accounted for in accordance with the pooling-of-interests method of accounting for a business combination. Accordingly, the consolidated financial statements included herein reflect the combination of the historical financial results of Pinnacle, IFC and CB and their respective recorded assets and liabilities have been restated at their historical cost as if the combining companies had been consolidated for all periods presented.

    As a result of the merger transaction, the consolidated financial statements include the accounts of Pinnacle Financial Services, Inc. and its wholly-owned subsidiaries, Pinnacle Bank (the "Bank"), IndFed Mortgage Company, and Pinnacle Financial Consultants. Pinnacle Bank's two wholly-owned subsidiaries are Starkeis, Inc. and Brookview Real Estate, LTD. Effective December 31, 1996, Pinnacle Bank-Indiana (formerly a wholly-owned subsidiary of Pinnacle Financial Services, Inc.) was merged with and into Pinnacle Bank-Michigan, now collectively known as Pinnacle Bank. Significant intercompany balances and transactions have been eliminated in consolidation.

    Prior to the combination, CB's fiscal year ended March 31. In restating the historical consolidated financial statements included herein, the consolidated financial statements as of and for the year ended December 31, 1997 reflect transactions on a merged basis from January 1, 1997 through December 31, 1997. Additionally, CB's financial statements as of March 31, 1997 and 1996 and for each of the years in the two year period ended March 31, 1997 were combined with Pinnacle's and IFC's financial statements as of December 31, 1996 and 1995 and for each of the years in the two year period ended December 31, 1996. An adjustment of $745,000 was recorded in the consolidated statement of changes in stockholders' equity for the year ended December 31, 1997 to remove CB net income from January 1 through March 31, 1997 from retained earnings, which amount is included in December 31, 1996 retained earnings.

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(b) Securities

    Securities which management believes could be sold prior to maturity in order to manage interest rate risk, prepayment risk, liquidity risk, or other corporate purposes are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of applicable income taxes, reported as a component of stockholders' equity. Securities which management believes are held for resale in anticipation of short-term market movements are classified as trading securities which are stated at fair value with unrealized holding gains and losses recognized in the income statement. Securities, other than the foregoing, which management has the positive ability and intent to hold until maturity are classified as securities held-to-maturity and are accounted for using historical amortized cost. At December 31, 1997, the company had no trading or held-to-maturity securities.

    Premiums and discounts on securities are amortized and accreted over the life of the related security as an adjustment to yield using the effective interest method. Gain or loss on the sale of securities is determined based on the adjusted cost of the specific security sold. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to earnings thereby establishing a new cost basis for the security.

(c) Mortgage Loans Purchased Under Agreements to Resell

    The Company purchases residential mortgage loans from various mortgage companies prior to sale of these loans by the mortgage companies in the secondary market. The Company held loans that were purchased under agreements to resell from approved mortgage companies as of December 31, 1997. The Company purchases such loans from mortgage companies at par, net of certain fees, and later sells them back to the mortgage companies at the same amount and without recourse provisions. As a result, no gains and losses are recorded at the resale of loans. The Company records interest income on the loans during the funding period and fee income received from the mortgage company for each loan when the loan is sold. The Company uses the stated interest rate in the agreement with each mortgage company for interest income recognition, and not the interest rates on individual loans. The Company does not retain servicing of the loans when they are resold. Purchase money and refinancing mortgage loans are generally held no more than 90 days by the Company and typically are resold within 30 days. Construction loan mortgages acquired are held for the duration of the construction loan period, which approximates one year or less.

(d) Mortgage loans Held for Sale

    Loans held for sale are carried at the lower of aggregate cost or market value. Net unrealized losses are recognized in a valuation allowance by charges to income.

(e) Allowance for Loan Losses

    The allowance for loan losses is increased by provisions charged to operating expense, is decreased by charge offs, net of recoveries, and is available for losses incurred on loans, including certain accrued interest receivable. The allowance for loan losses is based on management's periodic evaluation of the loan portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's evaluation of the collectibility of specific loans. Management believes that the allowance for loan losses is adequate to absorb potential losses in the portfolio, however, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies periodically review the provision for loan losses. These agencies may require that additions be made to allowance for loan losses based upon their

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


judgment of information available to them at the time of their examination.

    A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement. Impaired loans are generally considered by the Company to be nonaccrual commercial and commercial real estate loans, restructured loans and commercial and commercial real estate loans for which principal and/or interest is at risk. Impairment is measured by determining the fair value of the loans based on the present value of expected cash flows, the market price of the loans, or the fair value of the underlying collateral. If the fair value of the loan is less than the recorded book value, a valuation allowance is established as a component of the allowance for loan losses.

(f) Nonperforming Assets

    Nonperforming assets are comprised of loans for which the accrual of interest has been discontinued, loans contractually past due 90 days or more as to interest and/or principal and not included in nonaccrual loans, and other real estate which has been acquired primarily through foreclosure and is awaiting disposition. Loans are generally placed on a nonaccrual basis when, in the opinion of management, collection of principal or interest payments is unlikely. Income on such loans is then recognized only to the extent that cash is received and where future collection of principal is probable.

    Other real estate is carried at the lower of cost or fair value, less estimated costs to sell. When the property is acquired through foreclosure, any excess of the related loan balance over estimated fair value is charged to the allowance for loan losses. Subsequent write-downs, losses upon sale, and expenses related to maintenance of properties are charged to other expense.

(g) Premises and Equipment

    Premises and equipment are stated at cost less accumulated depreciation. Depreciation, computed on the straight-line and accelerated methods, is charged to operations over the estimated useful lives of the properties.

(h) Goodwill and Other Intangibles

    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis up to 15 years with a remaining life of approximately 10 years at December 31, 1997. At December 31, 1997 and 1996, goodwill of approximately $13,393,000 and $14,604,000, respectively, is included in other assets in the accompanying consolidated balance sheets.

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Core deposit intangibles, representing the premium associated with the acquisition of certain deposit liabilities, are being amortized to operating expenses on a straight-line basis over the average lives of approximately 7 to 10 years of such deposit liabilities, with a remaining life at December 31, 1997 of approximately 4 years. At December 31, 1997 and 1996, core deposit intangibles of approximately $2,687,000 and $3,368,000, respectively, are included in other assets in the accompanying consolidated balance sheets.

    The Company assesses the recoverability of its goodwill and other intangibles through review of various economic factors on a periodic basis in determining whether impairment, if any, exists.

(i) Loan Servicing Rights

    The Company recognizes as a separate asset the right to service loans for others which are amortized over the estimated lives of the loans. The Company also evaluates these servicing rights for impairment based on the current fair value of those rights. Impairment is recognized through a valuation allowance established through a charge to expense. Loan servicing rights as of December 31, 1997 and 1996 totaled approximately $1,029,000 and $477,000, respectively.

(j) Trust Assets

    Assets held by the Company in fiduciary or agency capacity for customers are not assets of the Company and as such are not included in the consolidated financial statements. Fee income is recognized on an accrual basis for financial reporting purposes.

(k) Employee Stock Ownership Plan

    The Company has established an Employee Stock Ownership Plan (the ESOP) for the former employees of IFC and CB. The Company recognizes compensation expense for the applicable ESOP shares based on the fair value of those shares when committed to be released to employees, rather than based on their original cost in accordance with the American Institute of Certified Public Accountants & Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans (SOP93-6).

(l) Retirement Plans

    Costs for the Company's defined benefit plans, which cover substantially all employees of the former Pinnacle and CB entities, are accounted for in accordance with the requirements of Statement of Financial Accounting Standards No. 87, "Employers: Accounting for Pensions". The projected unit credit method is utilized for measuring net periodic pension cost over the employees' service life. The Company's funding policy is to contribute annually an amount calculated under the minimum ERISA funding requirements.

(m) Postretirement Benefits Other Than Pensions

    An accrual for postretirement benefits is charged to current earnings based upon the expected cost of providing postretirement benefits to employees during the years that the employees render services.

(n) Stock Option Plan

    As of December 31, 1996, the Company adopted the disclosure requirements of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation". The Company applies APB Opinion 25, "Accounting for Employee Benefit Plans" and related interpretations in accounting for its stock option plan.

(o) Income Taxes

    Prior to the merger Pinnacle, IFC and CB and their respective subsidiaries each filed consolidated U.S. income tax returns. The consolidated tax liability is settled between companies generally as if each company had filed a separate return. For the year ended December 31, 1997, the Company and its subsidiaries will file consolidated tax returns.

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

(p) Income Recognition

    The Company uses the accrual basis of accounting for financial reporting purposes. Loans are stated at the principal amount outstanding, net of any unearned income. Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the yield.

(q) Statements of Cash Flows

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

(r) Per Share Data

    Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. The diluted net income per share calculation is adjusted for the effects of options. Average shares have been increased for the assumed conversion of outstanding options into common shares and is retroactively adjusted for stock splits and stock dividends. Cash dividends declared per share are based upon the number of shares outstanding at date of declaration, retroactively adjusted for stock splits and stock dividends.

(s) Reclassifications

    Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 SUPERVISION AND REGULATION

    The Company and its subsidiary bank are subject to supervision, regulation and periodic examination by various federal and state banking regulatory agencies including the Board of Governors of the Federal Reserve Board (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC"), and the Michigan Financial Institutions Bureau (the "FIB"). Since the Company is a bank holding company, the Company's activities are limited to the business of banking and activities closely related to banking.

    The following is a summary of certain statutes and regulations affecting the Company. This summary is qualified in its entirety by such statutes and regulations, which are subject to change based on pending and future legislation and action by regulatory agencies.

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    BANK HOLDING COMPANIES. As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and by the FRB.

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

    Under the BHCA, a bank holding company is prohibited, with certain limited exceptions, from engaging in activities other than those of banking or of managing or controlling banks and from acquiring or retaining direct or indirect ownership or control of voting shares or assets of any company which is not a bank or bank holding company, other than subsidiaries engaged in activities which the Federal Reserve Board determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

    BANKS. The Company's subsidiary bank is subject to regulation, supervision and periodic examination by the Michigan FIB. Additionally, as an institution whose deposits are insured by the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF") of the FDIC, Pinnacle Bank is also subject to supervision, regulation and periodic examination by the FDIC.

    The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--- actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

    As of December 31, 1997, the most recent notification from the primary regulator of Pinnacle Bank categorized the Bank as WELL CAPITALIZED under the regulatory framework for prompt corrective action. To be categorized as WELL CAPITALIZED the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. This notification occurred prior to the effective date of the pooling. There are no conditions or events since that notification that management believes have changed the institution's category.

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The Company's and the Bank's actual capital amounts and ratios are also presented in the tables for 1997 and 1996.

                                                                                                    To be well-
                                                                                                 Capitalized Under
                                                                             For Capital         Prompt Corrective
                                                        Actual            Adequacy Purposes      Action Provisions
                                                 ---------------------  ---------------------  ---------------------
                                                   Amount      Ratio      Amount      Ratio      Amount      Ratio
                                                 ----------  ---------  ----------  ---------  ----------  ---------
AS OF DECEMBER 31, 1997
Total Capital (to Risk Weighted Assets):
  CONSOLIDATED.................................  $  180,984      14.54% $   99,611       8.00% $  124,513      10.00%
  Pinnacle Bank................................     199,193      12.25%     97,412       8.00%    121,765      10.00%
Tier 1 Capital (to Risk Weighted Assets):
  CONSOLIDATED.................................  $  165,359      13.28% $   49,805       4.00% $   74,708       6.00%
  Pinnacle Bank................................     133,907      11.00%     48,706       4.00%     73,059       6.00%
Tier 1 Capital (to Average Assets):
  CONSOLIDATED.................................  $  165,359       7.29% $   90,682       4.00% $  113,352       5.00%
  Pinnacle Bank................................     133,907       6.44%     83,198       4.00%    103,998       5.00%
AS OF DECEMBER 31, 1996
Total Capital (to Risk Weighted Assets):
  CONSOLIDATED.................................  $  168,081      13.30% $  100,870       8.00% $  126,087      10.00%
  Pinnacle Bank................................     145,522      11.61%    100,297       8.00%    125,372      10.00%
Tier 1 Capital (to Risk Weighted Assets):
  CONSOLIDATED.................................  $  153,172      12.12% $   50,435       4.00% $   75,652       6.00%
  Pinnacle Bank................................     130,613      10.42%     50,149       4.00%     75,223       6.00%
Tier 1 Capital (to Average Assets):
  CONSOLIDATED.................................  $  153,172       7.41% $   83,832       4.00% $  104,790       5.00%
  Pinnacle Bank................................     130,613       6.27%     83,367       4.00%    104,208       5.00%

NOTE 3 MERGERS AND ACQUISITIONS

    Effective August 1, 1997, the Company issued 4,790,736 and 1,553,144 shares of its common stock in exchange for all outstanding common stock of Indiana Federal Corporation ("IFC") and CB Bancorp, Inc. ("CB"), respectively, both of which were thrift holding companies located in Valparaiso and Michigan City, Indiana, respectively. Total assets acquired of IFC and CB were $835 million and $288 million respectively. The business combinations have been accounted for as pooling-of-interests transactions, and accordingly, the consolidated financial statements for periods prior to the combinations have been restated to include the accounts and results of operations of IFC and CB.

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The results of the operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):

                                                                        Six Months            Years ended,
                                                                      Ended June 30,   December 31,   December 31,
                                                                           1997            1996           1995
                                                                      ---------------  -------------  -------------
                                                                        (unaudited)
Net interest income:
  Pinnacle..........................................................        18,431          34,276         19,344
  IFC...............................................................        13,546          25,674         26,141
  CB................................................................         4,628           8,354          7,362
                                                                            ------          ------         ------
Consolidated........................................................        36,605          68,304         52,847
                                                                            ------          ------         ------
                                                                            ------          ------         ------
Net income:
  Pinnacle..........................................................         6,081           9,152          6,459
  IFC...............................................................         4,251           4,623          7,304
  CB................................................................         1,619           2,312          2,458
                                                                            ------          ------         ------
Consolidated........................................................        11,951          16,087         16,221
                                                                            ------          ------         ------
                                                                            ------          ------         ------

    On October 1, 1996, the Company , through Pinnacle Bank, purchased Starke's, Inc., a local insurance agency, through the issuance of 99,451 shares of Pinnacle common stock. The assets acquired were $1,241,000 and the transaction was accounted for using the pooling-of-interests method with no restatement of prior periods as amounts involved were not material.

    On December 1, 1995, the Company acquired all of the outstanding stock of Maco Bancorp, Inc. ("Maco"), a Delaware corporation and registered savings and loan holding company headquartered in Merrillville, Indiana, for a purchase price of $41,944,000 (the "Purchase Price"). Approximately 50% of the Purchase Price was paid in cash ($20,959,000) and the balance was paid in Pinnacle common stock valued at $20,985,000. The acquisition of Maco was accounted for as a purchase. All assets (approximately $412,800,000) and all liabilities (approximately $384,200,000) of Maco and its subsidiaries (First Federal Savings Bank of Indiana, Brookview Real Estate Ltd. and First Insurance, Inc.) were adjusted to fair value as of the effective date creating goodwill in the amount of $13,350,000 which is being amortized on a straight line basis over 15 years. Premiums and discounts on the fair value adjustments amounted to approximately $3,895,000 and $830,000, respectively. The operating results of Maco have been included in the Company's financial statements since the date of acquisition.

    On January 31, 1995, the Company acquired, for $8.2 million, NCB Corporation ("NCB"), a bank holding company with total assets of approximately $45.0 million with offices in Culver and Granger, Indiana. The operations of NCB are included in the Company's financial statements since the date of acquisition and reflect the application of the purchase method of accounting. Under this method of accounting, the aggregate cost to the Company of the acquisition was allocated to the assets acquired and liabilities assumed, based on their estimated fair values as of January 31, 1995, creating goodwill in the amount of $1.5 million which is being amortized on a straight line basis over 15 years.

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (Statement 107), requires that the Company disclose estimated fair values for its financial instruments in its consolidated financial statements. Fair value estimation methods and assumptions are presented below for the Company's consolidated financial statements.

    The estimated fair value of the Company's financial instruments at December 31, 1997 and 1996 was as follows:

                                                                        1997                       1996
                                                               -----------------------    --------------------------
                                                                 Carrying        Fair       Carrying        Fair
                                                                  Value          Value       Value         Value
                                                               ------------  ---------    ------------  ------------
Financial Assets:
  Cash and due from banks....................................  $     49,209  $   49,209   $     60,957  $     60,957
  Federal funds sold.........................................         6,400       6,400         15,750        15,750
  Interest-bearing deposits with financial institutions......         1,548       1,548         13,171        13,171
  Securities available-for-sale..............................       419,284     419,284        513,486       513,486
  Securities held-to-maturity................................       --           --             14,299        14,348
  Mortgage loans held for sale...............................        12,750      12,750         11,485        11,491
  Net loans..................................................     1,487,837   1,494,377      1,400,946     1,405,485
  Accrued interest receivable................................        17,282      17,282         15,778        15,778
                                                               ------------  ----------   ------------  ------------
    Total financial assets...................................  $  1,994,310  $2,000,850   $  2,045,872  $  2,050,466

Financial Liabilities:
  Noninterest-bearing deposits...............................  $     99,262  $   99,262   $    121,235  $    121,235
  Interest-bearing deposits..................................     1,333,846   1,335,907      1,357,476     1,361,453
  Federal Home Loan Bank advances, securities sold under
    repurchase agreements, and other borrowings..............       483,876     485,070        471,444       474,376
  Accrued interest payable...................................         5,239       5,239          5,130         5,130
                                                               ------------  ---------    ------------  ------------
    Total financial Liabilities..............................  $  1,922,223  $1,925,478   $  1,955,285  $  1,962,174

    CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD: The carrying value of cash and due from banks and federal funds sold approximates fair value due to the short term maturity of those instruments.

    INTEREST-BEARING DEPOSITS WITH FINANCIAL INSTITUTIONS AND SECURITIES: Fair values of these instruments are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable assets.

    MORTGAGE LOANS HELD FOR SALE: Fair value are estimated based on quoted market prices.

    NET LOANS: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, and consumer, including credit card loans. Each loan category is further segmented into fixed and adjustable rate interest terms.

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The fair value of performing loans, except credit card loans, is calculated by discounting scheduled cash flows through the estimated maturity using the current rates at which similar loans would be made to borrowers with similar credit ratings with the same remaining maturities. The estimate of the maturity is based on industry forecast experience with repayments for each loan classification. The fair value of variable rate loans repricing within three months and credit card loans were assumed to be at carrying value.

    Fair value for nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

    ACCRUED INTEREST RECEIVABLE AND ACCRUED INTEREST PAYABLE: The carrying value of accrued interest receivable and accrued interest payable approximates fair value due to the relatively short period of time to expected realization.

    NONINTEREST-BEARING AND INTEREST-BEARING DEPOSITS: The fair value of deposits with no stated maturity, such as demand deposits, savings, NOW accounts and money market accounts, is equal to the amount payable on demand as of December 31, 1997 and 1996. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for similar remaining maturities.

    FEDEERAL HOME LOAN BANK ADVANCES, SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER BORROWINGS: The carrying amounts for securities sold under repurchase agreements and certain other borrowings approximate fair value as they mature in 90 days or less. The fair value of certain other borrowings with maturities greater than 90 days are based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for similar remaining maturities.

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

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a substantial trust department that contributes net fee income annually. The trust department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include the mortgage servicing rights, premises and equipment, and intangible assets. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

NOTE 5 CASH AND DUE FROM BANKS

    The Bank is required to maintain certain daily reserve balances on hand in accordance with Federal Reserve Board requirements. The reserve balances maintained in accordance with such requirements at December 31, 1997 and 1996, were $12,086,000 and $10,603,000, respectively.

NOTE 6 SECURITIES

    The following summarizes the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities at December 31, 1997.

                                                                                   Gross            Gross
                                                                                Unrealized       Unrealized
                                                                 Amortized        Holding          Holding         Fair
                                                                   Cost            Gains           Losses         Value
                                                               -------------  ---------------  ---------------  ----------
                                                                                     (in thousands)
AVAILABLE-FOR-SALE:
  U.S. Treasury and agency securities........................   $   156,978      $     881        $    (376)    $  157,483
  Obligations of states and political subdivisions...........        31,728          1,375           --             33,103
  Corporate securities.......................................         2,000         --                   (8)         1,992
  Equity securities..........................................        31,130         --                  (22)        31,108
  Mortgage backed securities.................................       194,114          1,801             (317)       195,598
                                                               -------------        ------            -----     ----------
    Total securities.........................................   $   415,950      $   4,057        $    (723)    $  419,284
                                                               -------------        ------            -----     ----------
                                                               -------------        ------            -----     ----------

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The following summarizes the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities at December 31, 1996.

                                                                                   Gross           Gross
                                                                                Unrealized       Unrealized
                                                                 Amortized        Holding         Holding         Fair
                                                                   Cost            Gains           Losses        Value
                                                               -------------  ---------------  --------------  ----------
                                                                                     (in thousands)
AVAILABLE-FOR-SALE:
  U.S. Treasury and agency securities........................   $   205,608      $     787       $   (1,212)   $  205,183
  Obligations of states and political subdivisions...........        21,873            582               (8)       22,447
  Corporate securities.......................................        12,350              4              (33)       12,321
  Equity securities..........................................        23,653            101              (29)       23,725
  Mortgage backed securities.................................       249,950          1,327           (1,467)      249,810
                                                               -------------        ------          -------    ----------
    Total securities.........................................   $   513,434      $   2,801       $   (2,749)   $  513,486
                                                               -------------        ------          -------    ----------
                                                               -------------        ------          -------    ----------

    The following summarizes the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for securities held to maturity at December 31, 1996.

                                                                                     Gross              Gross
                                                                                  Unrealized         Unrealized
                                                                  Amortized         Holding            Holding         Fair
                                                                    Cost             Gains             Losses          Value
                                                                -------------  -----------------  -----------------  ---------
                                                                                        (in thousands)
HELD-TO-MATURITY:
  U.S. Treasury and agency securities.........................    $   3,000        $  --              $     (48)     $   2,952
  Corporate securities........................................        2,789                6                 (2)         2,793
  Mortgage backed securities..................................        8,510              102                 (9)         8,603
                                                                -------------          -----                ---      ---------
    Total securities..........................................    $  14,299        $     108          $     (59)     $  14,348
                                                                -------------          -----                ---      ---------
                                                                -------------          -----                ---      ---------

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Maturities of investment securities classified as available-for-sale at December 31, 1997 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                            Available-For-Sale
                                                                                         -------------------------
                                                                                           Amortized       Fair
                                                                                             Cost         Value
                                                                                         -------------  ----------
                                                                                              (in thousands)
No maturity............................................................................   $    31,130   $   31,108
Due in one year or less................................................................        11,664       11,716
Due after one year through five years..................................................        16,498       16,763
Due after five years through ten years.................................................        68,309       69,198
Due after ten years....................................................................        94,235       94,901
Mortgage-backed securities.............................................................       194,114      195,598
                                                                                         -------------  ----------
Total securities.......................................................................   $   415,950   $  419,284
                                                                                         -------------  ----------
                                                                                         -------------  ----------

    Proceeds from sales of securities (excluding trading securities) during 1997, 1996 and 1995 were $205,901,000, $146,580,000, and $140,291,000, respectively. Gross gains of $1,236,000, $841,000, and $1,599,000 and gross losses of $423,000, $150,000, and $809,000 were realized on those sales for 1997, 1996, and 1995, respectively. During 1997, 1996, and 1995 there were no sales of securities classified as held-to-maturity.

    On August 1, 1997, securities held-to-maturity were reclassified to available-for-sale upon consummation of the CB merger to conform to Pinnacle's classification of investment securities. At the date of transfer, the securities had an amortized cost and net unrealized gain of $14.0 million and $200,000, respectively.

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

    Securities with an amortized cost of $40,206,000 and $356,602,000 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase and for other purposes as required by law or contract.

    The Company did not have any investment securities that individually exceeded 10% of stockholders' equity at December 31, 1997 and 1996.

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 LOANS

    The following summarizes loans by classification at December 31 of each year.

                                                         1997       1996
                                                       ---------  ---------
                                                          (in thousands)
Commercial loans.....................................  $ 491,932  $ 421,948
Real estate loans....................................    588,046    650,624
Consumer loans.......................................    238,427    238,321
Tax exempt loans.....................................     10,240      9,686
Mortgage loans purchased under agreements to
  resell.............................................    179,720     95,276
                                                       ---------  ---------
      Loans, net.....................................  $1,508,365 $1,415,855
                                                       ---------  ---------
                                                       ---------  ---------

MORTGAGE LOANS PURCHASED UNDER AGREEMENTS TO RESELL

    The Company has entered into agreements with mortgage companies in which the Company purchases, at its discretion, mortgage loans from the mortgage companies at par, net of certain fees, and later sells them back to the mortgage companies at the same amount and without recourse provisions. The Company records interest income on the loans during the funding period and the Company records fee income (recorded as noninterest income) received from the mortgage company for each loan when resold. The interest income recorded is based on a rate of interest tied to the prime rate (as established from time to time by a major Chicago-based financial institution) during the funding period, and not the rates on individual loans. Such loans are reviewed, prior to purchase, for evidence that the loans are of secondary market quality or meet the Company's internal underwriting guidelines. An assignment of the mortgage to the Company is required. In addition, the Company either takes possession of the original note and forwards such note to the end investor or the Company receives a certified copy of the note and subsequently receives acknowledgment from the end investor of receiving the original note. A commitment to purchase from an end investor is generally required prior to purchase by the Company. In the event that the end investor would not honor this commitment and the mortgage companies would not be able to honor their repurchase obligations, the Company would then need to sell these loans in the secondary market at the fair value of these loans. Purchase money and refinance loans are generally held no more than 90 days by the Company and are typically resold within 30 days. The Company also purchases interim construction loans under this program and holds these loans for the duration of the construction loan period which typically approximates one year or less. The Company had approximately $21,566,000 and $25,407,000 of interim construction loans purchased under agreements to resell at December 31, 1997 and 1996.

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 LOANS (CONTINUED)

    The following summarizes nonaccrual loans and loans greater than 90 days delinquent which are still accruing interest at December 31 of each year.

                                                                   1997                    1996
                                                          ----------------------  ----------------------
                                                            Non-       90 Days      Non-       90 Days
                                                           Accrual    Past Due     Accrual    Past Due
                                                          ---------  -----------  ---------  -----------
                                                                          (in thousands)
Real estate loans.......................................  $   1,027   $   4,040   $   1,742   $   3,459
Commercial loans........................................      7,665       1,962       4,569       2,239
Consumer loans..........................................        446       1,036         118         503
Tax exempt loans........................................     --          --          --          --
Mortgage repurchase loans...............................      1,629      --           4,700      --
                                                          ---------  -----------  ---------  -----------
Total loans.............................................  $  10,767   $   7,038   $  11,129   $   6,201
                                                          ---------  -----------  ---------  -----------
                                                          ---------  -----------  ---------  -----------

    For the years ended December 31, 1997, 1996 and 1995, if nonaccrual loans had been maintained current in accordance with their original terms, additional interest income of $840,000, $1,100,000, and $449,000, respectively, would have been realized.

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 LOANS (CONTINUED)

    The recorded investment in impaired loans at December 31, 1997 and 1996 totaled $16.5 million and $13.3 million, respectively, for which a specific allowance for loan losses of $2.9 million and $1.6 million, respectively, was required as of and for the years then ended. As of December 31, 1997 and 1996, the average recorded investment in impaired loans approximated $15.4 million and $10.9 million, respectively. For the years ended December 31, 1997 and 1996, interest income recorded on such loans totaled $1,031,000 and $688,000, respectively, of which $547,000 and $475,000 respectively has been recorded on a cash basis.

    Certain officers, directors, and entities with which they are affiliated have borrowed funds from the Company. These loans were made in the ordinary course of business on substantially the same terms as loans to other persons and, in the opinion of management, do not involve more than the normal risks of collectibility or present other unfavorable features. Such loans at December 31, 1997 and 1996 aggregated approximately $19,413,000 and $14,903,000, respectively. The net increase of $4,510,000 in such loans resulted from new loans of $5,087,000 and collections on loans of $577,000.

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The following summarizes the activity in the allowance for loan losses for the years ended December 31.

                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                           (in thousands)

Balance, beginning of year.......................................................  $  14,909  $  13,853  $  11,787
Adjustment due to change in fiscal year of pooled entity.........................        501     --         --
Provisions charged against income................................................     13,320      2,681      1,422
Recoveries.......................................................................        515        735        335
Allowance of acquired financial institutions.....................................     --         --          1,855
                                                                                   ---------  ---------  ---------
                                                                                      29,245     17,269     15,399
Loans charged off................................................................     (8,717)    (2,360)    (1,546)
                                                                                   ---------  ---------  ---------
Balance, end of year.............................................................  $  20,528  $  14,909  $  13,853
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

NOTE 8 PREMISES AND EQUIPMENT, NET

    The following summarizes premises and equipment by classification at December 31.

                                                                                                1997       1996
                                                                                              ---------  ---------
                                                                                                 (in thousands)
Land and land improvements..................................................................  $   4,637  $   4,766
Buildings...................................................................................     26,704     25,746
Furniture, fixtures and equipment...........................................................     23,785     18,687
                                                                                              ---------  ---------
    Subtotal................................................................................     55,126     49,199
Less accumulated depreciation...............................................................     25,827     23,117
                                                                                              ---------  ---------
Premises and equipment, net.................................................................  $  29,299  $  26,082
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Depreciation expense charged to operations was $3,114,000, $2,856,000, and $2,252,000 in
  1997, 1996, and 1995, respectively.

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 TIME DEPOSITS

    The following summarizes time deposits and their remaining maturities, included in interest-bearing deposits at December 31.

                                                                            1997
                                                                         -----------
                                                                            (in
                                                                         thousands)

Due within one year....................................................   $ 535,391
From one to two years..................................................     112,424
From two to three years................................................      35,275
From three to four years...............................................       9,456
From four to five years................................................      11,350
Over five years........................................................      10,021
                                                                         -----------
    Total..............................................................   $ 713,917
                                                                         -----------
                                                                         -----------

NOTE 10 BORROWINGS

    The following is a schedule of securities sold under repurchase agreements and other borrowings at December 31 of each year.

                                                            1997       1996
                                                          ---------  ---------
                                                             (in thousands)
Securities sold under repurchase agreements.............  $  69,511  $  32,103
Federal funds purchased.................................     --         69,900
Federal Home Loan Bank advances.........................    414,365    369,238
Other borrowings........................................     --            203
                                                          ---------  ---------
Total...................................................  $ 483,876  $ 471,444
                                                          ---------  ---------
                                                          ---------  ---------

    Securities sold under repurchase agreements represent an indebtedness of the Company secured by certain securities. At December 31, 1997 and 1996, the interest cost with regard to daily averages was 5.11% and 4.36%, respectively. Securities with an amortized cost of $31.8 million and $29.9 million and an estimated fair value of approximately $ 31.9 million and $29.8 million were pledged as collateral for these agreements at December 31, 1997 and 1996, respectively.

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Federal funds purchased, which mature daily, had an interest cost of 6.24% at December 31, 1996. There were no federal funds purchased at December 31, 1997.

    Federal Home Loan Bank advances represent borrowings from Federal Home Loan Bank. Advances of $927.0 million, and $728.9 million, were drawn upon during 1997, and 1996, respectively. At December 31, 1997, 1996, and 1995, respectively, the interest cost with regard to daily averages was 5.67 %, 5.78%, and 6.13%, with maturities of one to ninety-four months. These borrowings are secured by Federal Home Loan Bank stock (carried at $30.9 million), by all eligible first mortgage loans on one-to-four family dwellings held by the Bank (approximately $553.0 million at December 31, 1997) and by specific securities with a carrying value of approximately $269.9 million.

    Other borrowings at December 31, 1996 consisted of the guaranteed ESOP obligation. The ESOP entered into a loan agreement to borrow up to $1.2 million with an unrelated financial institution to purchase shares of common stock in the open market. The balance outstanding as of December 31, 1997 and 1996 was $ 0 and $203,000, respectively.

NOTE 11 INCOME TAXES

    Income taxes (benefits) reported in the consolidated statements of income for the years ended December 31, 1997, 1996, and 1995 include the following components.

                                                                        1997       1996       1995
                                                                      ---------  ---------  ---------
                                                                              (in thousands)
U.S. Federal
  Current...........................................................  $   7,048  $   7,304  $   5,811
  Deferred..........................................................     (2,596)    (1,267)      (593)
State
  Current...........................................................        217      1,443      1,190
  Deferred..........................................................       (110)       (37)       (55)
                                                                      ---------  ---------  ---------
    Total...........................................................  $   4,559  $   7,443  $   6,353
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The following federal income tax expense differs from the amounts computed by applying the federal income tax rate of 35% to pretax income at December 31 of each year.

                                                                        1997       1996       1995
                                                                      ---------  ---------  ---------
                                                                              (in thousands)
Computed "expected" tax.............................................  $   5,171  $   8,199  $   7,755
Tax exempt interest, net............................................       (695)      (478)      (430)
Low income housing credit...........................................     (1,476)    (1,299)    (1,225)
Amortization of goodwill............................................        389        327         42
Acquisition cost....................................................      1,323     --         --
State income tax, net of federal benefit............................         70        860        768
Other, net..........................................................       (223)      (166)      (557)
                                                                      ---------  ---------  ---------
    Total...........................................................  $   4,559  $   7,443  $   6,353
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

    The following presents the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 of each year.

                                                                                1997       1996
                                                                              ---------  ---------
                                                                                 (in thousands)
Deferred Tax Assets:
  Allowance for loan losses.................................................      7,595      4,740
  Deferred directors compensation...........................................      1,308        395
  Capital loss and tax credit carryforward..................................     --            887
  Other.....................................................................        882      1,520
                                                                              ---------  ---------
    Total gross deferred tax assets.........................................      9,785      7,542
  Less valuation allowance..................................................     --            (61)
                                                                              ---------  ---------
    Net deferred tax assets.................................................      9,785      7,481
                                                                              ---------  ---------
                                                                              ---------  ---------
Deferred Tax Liabilities:
  Deposit base premium......................................................       (736)    (1,007)
  Deferred loan fees and costs..............................................     (1,647)      (992)
  Depreciation..............................................................       (390)      (372)
  Pension...................................................................       (463)      (271)
  Purchase discount.........................................................     (1,255)    (1,369)
  Unrealized gains on securities available-for-sale.........................     (1,307)       (16)
  Other.....................................................................       (321)    (1,273)
                                                                              ---------  ---------
    Total gross deferred tax liabilities....................................     (6,119)    (5,230)
                                                                              ---------  ---------
    Net deferred tax assets.................................................      3,666      2,251
                                                                              ---------  ---------
                                                                              ---------  ---------

    The valuation allowance for deferred tax assets of $61,000 as of December 31, 1996 was reduced to zero during 1997 due to the utilization of the capital loss carry forward.

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 EMPLOYEE BENEFITS

    The former Pinnacle, IFC and CB entities had various employee benefit programs for which certain plans have remained in place upon consummation of the merger transactions on August 1, 1997 and as of December 31, 1997. The details of each plan are described herein.

401(K) PLAN
    The Company sponsors a defined contribution 401(k) plan for the benefit of former Pinnacle employees. The Company matches employee contributions at levels dependent upon current operating results. In 1997, 1996, and 1995, the Company contributions amounted to $128,000, $63,000, and $121,000, respectively. Employee contributions to the plan are based upon optional percentages (ranging from 2% to 10%) of before tax compensation.

PENSION PLANS
    The Company sponsors a defined benefit pension plan which provides benefits to substantially all full time employees of the former Pinnacle entity. Benefits under the plan are based on the employees' years of service and compensation during the five highest paid plan years of the last ten years preceding retirement. The following presents the components of net pension income at December 31 of each year.

                                                                      1997       1996       1995
                                                                    ---------  ---------  ---------
                                                                            (in thousands)
Service cost--benefits earned during the year.....................  $     536  $     463  $     333
Interest cost on projected benefit obligation.....................        379        401        268
Actual return on plan assets......................................       (735)      (923)    (1,093)
Net amortization and deferral.....................................       (157)       144        535
                                                                    ---------  ---------  ---------
  Net pension expense (income)....................................         23  $      85  $      43
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The following presents the funded status of the former Pinnacle Bank's plan and amounts recognized in the consolidated balance sheets at December 31 of each year.

                                                                                      1997       1996       1995
                                                                                    ---------  ---------  ---------
Actuarial present value of projected benefit obligation:
  Accumulated benefit obligation:
    Vested........................................................................  $  (3,754) $  (3,440) $  (2,837)
    Nonvested.....................................................................       (128)      (118)      (109)
  Provision for future salary increases...........................................     (1,976)    (2,580)    (1,969)
                                                                                    ----------  ---------  ---------
  Projected benefit obligation....................................................     (5,858)    (6,138)    (4,915)
Plan assets at fair value.........................................................      8,625      8,048      7,253
                                                                                    ---------  ---------  ---------
Excess of plan assets over projected benefit obligation...........................      2,767      1,910      2,338
Unrecognized net transition asset.................................................       (664)      (731)      (799)
Unrecognized net (gain)loss.......................................................       (498)        16       (259)
Unrecognized prior service cost...................................................       (468)       (35)       (36)
                                                                                    ---------  ---------  ---------
Prepaid pension cost, included in other assets....................................      1,137      1,160      1,244
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Major assumptions used:
  Discount rate...................................................................       7.50%      7.50%      7.75%
  Rate of increase in compensation levels.........................................       5.50%      5.50%      6.00%
  Expected long-term rate on plan assets..........................................      10.00%     10.00%     10.00%

    The plan assets are invested primarily in a collective investment trust at December 31, 1997, 1996, and 1995.

    The Company is also a part of a multi-employer defined benefit pension plan covering substantially all former CB employees. The plan is administered by the directors of the Financial Institutions Retirement Fund. There is no separate actuarial valuation of plan benefits nor segregation of plan assets specifically for the Company. As of June 30, 1997, the latest actuarial valuation, the total plan assets exceeded the actuarially determined value of total vested benefits. The plan was terminated and assets transferred to participants in 1997. There was no pension plan expense or contribution for the years ended December 31, 1997, 1996, and 1995. The administrative cost of the plan is charged to expense and amounted to $1,600, 1,052, and $4,815 for the years ended December 31, 1997, 1996, and 1995, respectively.

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
    The Company has a Retiree Medical Plan which provides a portion of retiree medical care premiums for certain former Pinnacle employees. The Company's level of contribution is based on age and service formula which provides benefits to substantially all retired participants until December 31, 1997 and will provide benefits to active participants in a 100% co-pay basis until age 65. The components of the 1997, 1996 and 1995 net periodic postretirement benefit cost are shown below:

                                                                                1997         1996         1995
                                                                                -----        -----        -----
                                                                                        (in thousands)
Service cost...............................................................    $ --        $   --       $   --
Interest cost..............................................................          13           19           21
Net amortization and deferral..............................................          23           33           33
                                                                                    ---          ---          ---
Net periodic postretirement benefit cost...................................          36    $      52    $      54
                                                                                    ---          ---          ---
                                                                                    ---          ---          ---

    The funded status of the plan and the amounts recognized in the consolidated balance sheets are shown below:

                                                                          1997       1996       1995
                                                                        ---------  ---------  ---------
                                                                                (in thousands)
Retired participants and beneficiaries................................  $    (160) $    (248) $    (281)
Active participants...................................................     --         --         --
                                                                        ---------  ---------  ---------
  Accumulated postretirement benefit obligation.......................       (160)      (248)      (281)
Plan assets at fair value.............................................     --         --         --
Excess of accumulated postretirement benefit obligation over plan
  assets..............................................................       (160)      (248)      (281)
Unrecognized transition obligation....................................        160        193        226
Unrecognized loss(gain)...............................................        (61)        (6)         2
                                                                        ---------  ---------  ---------
  Accrued postretirement benefit obligation...........................  $     (61) $     (61) $     (53)
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    For measurement purposes, a 8.00%, 9.00%, and 10.00% annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) was assumed for 1997, 1996, and 1995, respectively; the rate was further assumed to decline to 4.00% after 7 years. The health care cost trend rate assumption has an increasing effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation by $18,500 and $25,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by $1,000, $2,000 and $2,000 for years ended December 31, 1997, 1996 and 1995, respectively. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.50% for December 31, 1997 and 1996, and 7.25% for December 31, 1995.

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL RETIREMENT PLANS

    The Company maintains a supplemental retirement plan for executives of the former CB entity. The plan requires acceleration of funding of benefits upon change of control of the former CB entity into the secular trusts already established. The cost of the plan charged to expense was $265,000 for the year ended December 31, 1997 which included the payments to fund the remaining liability under the plan as the merger transaction as described in
Note 3 met the change in control provisions per the agreement. The cost of the plan charged to expense was $39,000 and $44,000 for the years ended December 31, 1996 and 1995, respectively. The Company has purchased corporate-owned life insurance to partially fund its obligation under this plan. The accrued liability to the company was $0 at December 31, 1997 and 1996.

    The Company also maintains a supplemental retirement plan for certain senior executives of the former IFC entity. The plan requires acceleration of funding of benefits upon change of control of the former IFC entity for certain executives. The cost of the plan charged to expense was $$1,157,000 for the year ended December 31, 1997 which included the payments to fund the remaining liability under the plan for certain executives as the merger transaction described in Note 3 met the change in control provisions per the agreement as well as the annual, actuarially determined amounts for the remaining IFC executives. The cost of the plan charged to expense was $230,000 and $25,000 for the years ended December 31, 1996 and 1995, respectively. The Company has purchased corporate-owned life insurance to partially fund its obligation under this plan. The accrued liability to the Company was $1,387,000 and $230,000 at December 31, 1997 and 1996,
respectively.

EMPLOYEE STOCK OWNERSHIP PLANS

    The Company has established a leveraged Employee Stock Ownership Plan ("ESOP") in which all former IFC employees who attain minimum age and service requirements are eligible to participate. The Company recorded compensation expense related to the plan of $724,335 , $278,000, and $407,000 for the years ended December 31, 1997, 1996, and 1995, respectively. The Company's 1997 contribution to the ESOP was $257,995 compared to $350,350 in 1996 and $382,628 in 1995. The ESOP plan was terminated in 1997 upon repayment of the ESOP loan and allocation of all remaining shares to participants.

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    At December 31, 1997 and 1996, the outstanding ESOP loan balance was $0 and $203,096, respectively. The interest incurred on the ESOP loan amounted to $7,507 in 1997, $18,950 in 1996, and $31,250 in 1995.
Dividends paid on the unallocated ESOP shares totaled $14,536 in 1997, $45,519 in 1996, and $50,023 in 1995. The table below summarizes shares of Company Stock held by the ESOP.

                                                                December 31,
                                                            --------------------
                                                              1997       1996
                                                            ---------  ---------
Shares allocated to participants..........................    225,549    185,171
                                                            ---------  ---------
Unallocated shares:
  Grandfathered under SOP 93-6............................     --         10,672
  Unearned ESOP shares....................................     --         29,706
                                                            ---------  ---------
    Total.................................................     --        225,549
                                                            ---------  ---------

    The Company also maintains an ESOP in which all former CB employees who attain minimum age and service requirements are eligible to participate. The Company recorded compensation expense of $192,634 for the year ended December 31, 1997 and $64,211 for each of the years ended December 31, 1996 and 1995. The Company's contribution to the ESOP was $208,686, $82,993, and $88,772 for the years ended December 31, 1997, 1996, and 1995, respectively. The ESOP plan was terminated in 1997 upon repayment of the ESOP loan and the allocation of all remaining shares to participants. At December 31, 1997 and 1996, the outstanding ESOP loan balance was $0 and $176,852, respectively. The interest incurred on the ESOP loan amounted to $16,052, $18,782, and $24,561 for the years ended December 31, 1997, 1996, and 1995, respectively. The table below summarizes shares of Company stock held by the ESOP.

                                                               1997       1996
                                                             ---------  ---------
Shares allocated to participants...........................    108,729     62,260
Unallocated shares.........................................     --         46,469
                                                             ---------  ---------
 ..........................................................      --        108,729
                                                             ---------  ---------
                                                             ---------  ---------

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECOGNITION AND RETENTION PLANS

    The Company has established the Recognition and Retention Plans (RRP) as a method of providing directors, officers and other key employees of the former CB entity with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Company. The terms of each RRP will be identical, only the participants and the number of shares awarded to each participant vary. Eligible directors, officers and other key employees of the Company will earn (i.e., become invested in) shares of common stock covered by the award at a rate of 20% per year. The Company contributed funds to the RRP to enable the Plans to acquire in the aggregate 46,600 shares of common stock. An expense of $7,705, $16,475, and $26,968 was recorded for these Plans for the years-ended December 31, 1997, 1996, and 1995.

DIRECTORS COMPENSATION PLANS

    The Company sponsors a stock-based deferred compensation plan for directors of the former IFC entity, in which directors can defer fees and purchase phantom units of the Company's common stock at $11.63. The amount charged to expense related to this plan was $925,497, $156,839, and $162,199, in 1997, 1996, and 1995, respectively. At December 31, 1997, the directors had purchased 38,523 phantom units of which 6,629 were purchased in 1997.

    The Company also sponsors a deferred compensation plan for its Board of Directors of the former CB entity. Under the terms of the plan, directors may elect to defer a portion of their fees which would be retained by the Company with interest being credited to the participant's deferred balance. The plan was terminated on August 1, 1997 and directors were paid their accumulated deferred balance which approximated $267,000.

    The former CB Board of Directors adopted the Outside Directors' Consultation and Retirement Plan (the "Directors' Consultation Plan"). The purpose of the Directors' Consultation Plan is to provide possible retirement benefits to directors who are not officers or employees of the former CB entity to ensure that the Company will have their continued service and assistance, if annually contracted for by the Board of Directors in the conduct of the Company's business in the future. Effective April 1, 1996, the Board of Directors of the Company approved the Outside Director's Emeritus Plan (the "Directors' Emeritus Plan) to replace the Outside Directors' Consultation and Retirement Plan. The purpose of the Directors' Emeritus Plan is to ensure that the Company may, if the Board so desires, have the continued service and assistance of directors who are not officers or employees of the Company in the conduct of the Company's business in the future.

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The resulting liability from the Directors' Emeritus Plan approximates the liability accrued under the Directors' Consultation Plan. An expense of approximately $18,000, 33,000 and $37,000 was recorded for these plans for the years ended December 31, 1997, 1996 and 1995, respectively. The
Directors' Emeritus Plan was terminated in 1997 and final payment of $240,000 was made to the directors. Therefore, the resulting liability to the Company was approximately $0 and $244,000 at December 31, 1997 and 1996, respectively.

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 STOCK OPTION PLANS

    At Pinnacle's 1993 Annual Stockholders Meeting, a non-qualified stock option plan (the "Plan") was presented to and approved by the stockholders of the Company. The Compensation Committee of the Board of Directors, none of whom is eligible to participate in the Plan, awarded certain key employees options to purchase shares of the Company's common stock at an exercise price which approximates the fair market value at the date of grant. All stock options have five year terms and vest and become fully exercisable after five years from date of grant. The Board of Directors of the former CB entity has adopted the CB Bancorp, Inc. 1992 Stock Option Plan for outside directors (the Directors' Plan") of the former CB entity. Options for the purchase of shares of common stock are authorized under the Directors' Plan. The option exercise price must be at least 100% of the fair market value of the common stock on the date of the grant, and the option term cannot exceed 10 years. Eligible directors may exercise 100% of the options awarded to them.

    The Company also awards incentive and non-qualified stock options to certain former directors, officers and key employees. All options granted have 10 year terms and vest and become fully exercisable over a 5 year period from the grant date.

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    A summary of the Company's stock options activity and related information for the year ended December 31, is as follows:


                                                                          1997                  1996                  1995
                                                                  --------------------  --------------------  --------------------
                                                                       Wtd. Avg.              Wtd. Avg              Wtd. Avg.
                                                                        Exercise              Exercise              Exercise
                                                                  -------------------   --------------------  --------------------
                                                                   Options      Price    Options     Price     Options      Price
                                                                  ---------   --------  ---------   --------  ---------    -------
Outstanding--beginning of year..................................    537,499      14.14    499,921      11.54    491,327       8.78
  Granted.......................................................    100,000      29.15    121,750      20.90    153,750      16.85
  Exercised.....................................................    471,168      16.86     61,311       6.37    105,239       6.05
  Forfeited or canceled.........................................     11,040      19.59     22,860      13.99     39,917      12.48
  Outstanding--end of year......................................    155,291      15.17    537,499      14.14    499,921      11.54
  Exercisable--end of year......................................    155,291      15.17    288,912      11.32    253,738       9.21

    At December 31, 1997, the range of exercise prices and weighted average remaining contractual life of outstanding options was $4.62 to $21.16 and
6.0 years, respectively.

    The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Proforma information regarding net income and net income per share has been determined under a fair value method. The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $6.63, $4.80, and $3.99, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:


                                            1997          1996          1995
                                            ----          ----          ----

Risk Free Interest rate                     6.50%         6.50%         6.50%
Dividend yield                              3.75%         3.75%         3.75%
Volatility                                  .306%         .341%         .341%
Expected Option life                    3.5 years     3.5 years     3.5 years


    For purposes of pro forma disclosures, if the estimated fair value of the options is amortized to expense over the options' vesting period, the effect on net income would be (in thousands, except per share data):


                                            1997          1996          1995
                                           ------        ------        ------

Net income
   As reported                            $10,216       $16,087       $16,221
   Pro forma                                9,539        15,699        15,853
Basic earnings per share
   As reported                            $   .83          1.32          1.60
   Pro Forma                                  .78          1.30          1.55
Diluted earnings per share
   As reported                            $   .83          1.32          1.58
   Pro forma                                  .78          1.29          1.55


   Pro forma net income and earnings per share reflect only options granted since December 31, 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in pro forma net income and earnings per share presented above because compensation cost is reflected over the options' vested period of generally five years and compensation cost for options granted prior to January 1995 is not considered.

    The following table reconciles the denominators for basic and diluted net income per share:


                                           1997          1996          1995
                                        ----------    ----------    ----------

Denominator
   For basic net income
      per share--average shares
      outstanding                       12,258,265    12,051,935    10,137,302
   Effect of dilutive securities--
      stock options                         53,692       119,286       107,024
   For diluted net income per
      share--average shares
      outstanding after assumed
      conversions                       12,311,957    12.171,221    10,244,326


    There were no dilutive securities for the years ended December 31, 1997, 1996, and 1995 in calculating the numerator for basic and diluted net income per share.

PINNACLE FINANCIAL SERVICES, INC.

NOTE 14 SUPPLEMENTARY INCOME STATEMENT INFORMATION

    Other than the items listed below, other noninterest income and other noninterest expenses did not include any accounts that exceeded 1% of total revenue, which is the sum of total interest income and total noninterest income.

                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
                                                                                               (in thousands)
Other noninterest income:
  Service charges on deposit accounts................................................  $   5,279  $   4,341  $   3,653
  Trust fees.........................................................................        912        789        605
  Recoveries on distressed assets....................................................        479        250        296
  Gain on sale of loans, net.........................................................      3,411      1,019        545
  Merchant & loan servicing fees.....................................................      1,627      1,716      1,326
  Fees related to mortgage loans purchased under agreements to resell................      1,135        689        369
  Brokerage fees.....................................................................      1,927      1,982      1,263

Other noninterest expense:
  Salaries and benefits..............................................................     23,858     21,690     17,599
  Occupancy..........................................................................      4,638      4,123      3,076
  Equipment..........................................................................      3,748      3,473      2,813
  Professional and legal fees........................................................      2,486      1,969      1,257
  Amortization of intangibles........................................................      2,021      2,037      1,269
  FDIC Insurance.....................................................................        681      7,858      1,965
  Supplies...........................................................................      1,573      1,434        973
  Postage............................................................................      1,378      1,202        900
  Marketing and promotion............................................................      1,982      2,244      1,469
  Computer processing................................................................      1,934      1,972      1,702
  Restructuring charges..............................................................     11,508     --         --
  Director Fees......................................................................      1,864        702        566

NOTE 15 FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

    The following presents financial instruments with off-balance sheet risk at December 31 of each year.

                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                                (in thousands)
Financial instruments whose contract amounts represent potential credit risk
   Commitments to extend credit...........................................................  $  131,609  $  148,826
Letters of credit.........................................................................      24,477       5,660
Undisbursed construction loans in repurchase program......................................      11,582      12,419

PINNACLE FINANCIAL SERVICES, INC.

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

    Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. All letters of credit are short-term guarantees of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company has a secured interest in various assets as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at December 31, 1997 and 1996 is in excess of the committed amount.

NOTE 16 PARENT COMPANY FINANCIAL INFORMATION

CONDENSED PARENT COMPANY ONLY BALANCE SHEETS

                                                                                                 December 31
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                                (in thousands)
ASSETS
  Cash and due from banks.................................................................  $    9,901  $    2,121
  Interest-bearing deposits with financial institutions...................................      --           6,076
  Securities available for sale...........................................................      --             217
  Investment in subsidiaries..............................................................     161,882     157,014
  Note receivable.........................................................................      --           1,450
  Other assets............................................................................      13,471       5,433
                                                                                            ----------  ----------
    TOTAL ASSETS..........................................................................  $  185,254  $  172,311
                                                                                            ----------  ----------
                                                                                            ----------  ----------
LIABILITIES
  Notes payable and other liabilities.....................................................  $    4,259  $    2,052
STOCKHOLDERS' EQUITY
  Common stock............................................................................      19,110      19,110
  Additional paid-in capital..............................................................      78,094      78,192
  Retained earnings.......................................................................      81,764      83,599
  Treasury stock at cost..................................................................      --         (10,304)
  Guaranteed ESOP obligation..............................................................      --            (379)
  Recognition and retention plan obligation...............................................      --              (4)
  Net unrealized gain on securities available-for-sale....................................       2,027          45
                                                                                            ----------  ----------
    Total stockholders' equity............................................................     180,995     170,259
                                                                                            ----------  ----------
    Total liabilities and stockholders' equity............................................  $  185,254  $  172,311
                                                                                            ----------  ----------
                                                                                            ----------  ----------

PINNACLE FINANCIAL SERVICES, INC.

NOTE 16 PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

CONDENSED PARENT COMPANY ONLY STATEMENTS OF INCOME

                                                                                      Years Ended December 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                            (in thousands)
Income
  Dividends from subsidiaries....................................................  $  12,805  $  14,445  $  27,522
  Interest and other income......................................................      1,933      1,200        414
                                                                                   ---------  ---------  ---------
    Total income.................................................................     14,738     15,645     27,936
                                                                                   ---------  ---------  ---------
Expenses
  Salaries and benefits..........................................................        907        290        222
  Other operating expenses.......................................................      7,137      1,492      1,115
                                                                                   ---------  ---------  ---------
    TOTAL EXPENSES...............................................................      8,044      1,782      1,337
                                                                                   ---------  ---------  ---------
Income before income tax benefit and undistributed earnings of subsidiaries......      6,694     13,863     26,599
Income tax benefit...............................................................       (947)      (210)      (342)
Equity in undistributed earnings of subsidiaries.................................      2,575      2,014    (10,720)
                                                                                   ---------  ---------  ---------
  NET INCOME.....................................................................  $  10,216  $  16,087  $  16,221
                                                                                   ---------  ---------  ---------

PINNACLE FINANCIAL SERVICES, INC.

NOTE 16 PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

CONDENSED PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS

                                                                                      Years Ended December 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................................................  $  10,216  $  16,087  $  16,221
  Equity in undistributed earning of subsidiaries................................     (2,575)    (2,014)    10,720
  Other, net.....................................................................    (12,137)    (1,188)    (1,056)
                                                                                   ---------  ---------  ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES....................................     (4,496)    12,885     25,885
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing deposits with financial
    institutions.................................................................      6,076     18,108    (17,610)
  Purchase acquisition, net of cash..............................................         --         --    (28,219)
  Borrow funds to IndFed Mortgage Company........................................         --         --       (950)
  Purchase preferred stock of Forrest Holdings, Inc..............................         --     (2,500)        --
  Purchase common stock of IFB Investment Services, Inc..........................         --       (100)      (100)
  Purchase common stock of IndFed Mortgage Company...............................         --         --     (1,000)
  Purchase of available-for-sale securities......................................         --       (507)       (35)
  Proceeds from paydowns of available-for-sale securities........................         --         27         27
  Proceeds from sales and maturities of available-for-sale securities............      1,089         --         --
                                                                                   ---------  ---------  ---------
    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES.............................      7,165     15,028    (47,887)
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of treasury stock.......................................  $     425         --         --
  Proceeds from issuance of common stock.........................................      7,436        662     13,821
  Purchase of treasury shares at cost............................................         --       (613)      (957)
  Contribution to fund ESOP......................................................        379        211        125
  (Repayments) Proceeds from short-term borrowings...............................        396    (18,000)    18,000
  Dividends paid.................................................................     (9,550)    (8,590)    (6,826)
  Redemption of shareholders' rights plan........................................        (48)        --         --
  Cash paid for fractional shares................................................         (4)        --         --
                                                                                   ---------  ---------  ---------
    NET CASH USED (PROVIDED) BY FINANCING ACTIVITIES.............................       (966)   (26,330)    24,163
                                                                                   ---------  ---------  ---------
Net increase in cash and cash equivalents........................................      1,703      1,583      2,161
Cash and cash equivalents at beginning of year...................................      8,198      6,615      4,454
                                                                                   ---------  ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR.........................................     $9,901  $   8,198  $   6,615

PINNACLE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 DIVIDENDS FROM HOLDING COMPANY

    The Company is a legal entity separate and distinct from its subsidiaries. Substantially all of the Company's revenues result from dividends paid to it by its subsidiaries and from earnings on investments. There are statutory and regulatory requirements applicable to the payment of dividends by Pinnacle Bank as well as by the Company to its stockholders. Under the foregoing dividend restrictions, Pinnacle Bank, without obtaining government approvals, could declare aggregate dividends in 1997 of approximately $33.2 million.

NOTE 18 COMMITMENTS AND CONTINGENT LIABILITIES

    There are various other matters of litigation pending against the Company that have arisen during the normal course of business. Management is vigorously defending themselves in all matters. Management believes that the impact to the financial statements resulting from the ultimate resolution of these matters will not be significant.

PINNACLE FINANCIAL SERVICES, INC.

NOTE 19 SUBSEQUENT EVENT- PENDING ACQUISITION

    On October 14, 1997, the Company entered into a definitive agreement to sell the Company to CNB Bancshares, Inc. (CNB) of Evansville, Indiana ($4.4 billion in total assets). The fixed exchange ratio is 1.0365 shares of CNB Common Stock issued for each share issued and outstanding of Pinnacle Common Stock, and it is anticipated to be accounted for using the pooling-of-interests method of accounting. The sale is subject to shareholder approval and is expected to close in the second quarter of 1998.

                    SELECTED QUARTERLY FINANCIAL INFORMATION

                                                             March 31           June 30       September 30      December 31
                                                            -----------       -----------      ------------     ------------
                                                                    (in thousands, except per share data stock prices)
1997
Interest income...........................................       40,071           41,590           42,671           42,740
Net interest income.......................................       18,130           18,475           18,953           20,028
Provision for loan losses.................................          805              865           10,850              800
Income before income tax expense..........................        8,957            9,134          (10,172)           7,556
Net income................................................        5,996            5,955           (7,081)           5,346

Net income per share...................................... $       0.49     $        .49           ($0.58)    $       0.43

Stock price range......................................... $ 23.25-28.00    $ 25.13-29.00    $28.50-36.00     $35.00-49.38

1996
Interest income...........................................       34,646           35,649           37,452           40,156
Net interest income.......................................       16,118           16,651           17,383           18,152
Provision for loan losses.................................          241              520              810            1,110
Income before income tax expense..........................        6,925            6,329            2,637            7,639
Net income................................................        4,788            4,208            2,057            5,034

Net income per share...................................... $       0.39     $       0.35        $    0.17        $    0.41

Stock price range......................................... $17.75-20.50     $20.00-21.75     $19.50-24.75     $23.25-25.00

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL
  DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    As of March 20, 1998, the directors and executive officers of Pinnacle are as indicated in the following table. The table also indicates the positions held by such persons at Pinnacle Bank.

Name                                   Age            Pinnacle Position(s)             Pinnacle Bank Position(s)
----------------------------------     ---     ----------------------------------  ----------------------------------
John P. Cunningham................  60         Director                            Director

Terrence A. Friedman..............  60         Director                            Director

Joseph F. Heffernan...............  62         Director                            Director, President of Mortgage
                                                                                   Repurchasing Division

James E. Hutton...................  59         Director                            Director

Donald A. Lesch...................  47         Director, President and Chief       Director
                                               Operating Officer

Richard L. Schanze................  57         Director, Chairman and Chief        Director, Chairman and Chief
                                               Executive Officer                   Executive Officer

Howard Silverman..................  59         Director                            Director

Arnold L. Weaver..................  52         Director                            Director, President and Chief
                                                                                   Operating Officer

Alton C. Wendzel..................  67         Director                            Director

Fred A. Wittlinger................  56         Director                            Director

Barbara A. Young..................  48         Director                            Director

Donald E. Radde...................  45         Executive Vice President and        Director, Executive Vice
                                               Secretary                           President, Chief Lending Officer
                                                                                   and Secretary

David W. Kolhagen.................  40         Senior Vice President and           Senior Vice President and Chief
                                               Treasurer                           Financial Officer

John A. Newcomer..................  46         Vice President and Corporate        Vice President and Corporate
                                               Affairs Officer                     Affairs Officer

    John P. Cunningham is a director of both Pinnacle and Pinnacle Bank. He also is a member of the Audit Committee, Retirement Committee, the Compensation Committee and the Merger and Acquisition Committee of the Pinnacle Board. He is also a member of the Audit Committee, the Retirement Committee, the Merger and Acquisition Committee and the Compensation Committee of the Board of Directors of Pinnacle Bank. He is currently the President and Chief Executive Officer of Boston Optical Fiber, Inc., a manufacturer of plastic optical fiber. Prior to 1998, he was the Chief Financial Officer of Whirlpool Corporation, a publicly-held appliance manufacturer with securities listed on the New York Stock Exchange. In 1995 he was the Chief Financial Officer of Maytag, a publicly-held appliance manufacturer with securities listed on the New York Stock Exchange. Prior to that time he was the Controller of IBM, a publicly-held company with securities listed on the New York Stock Exchange.

    Terrence A. Friedman is a director of both Pinnacle and Pinnacle Bank and is a member of the Compensation Committee and the Merger and Acquisition Committee of the Board of Directors of Pinnacle. He is also a member of the Executive Committee, the Compensation Committee, the Merger and Acquisition Committee and the Loan Review Committee of the Board of Directors of Pinnacle Bank. He is currently the Chairman of Trelleborg-YSH, Inc., a manufacturer of rubber components primarily for the auto industry.

    Joseph F. Heffernan has been a director of both Pinnacle and Pinnacle Bank, and the President of the Mortgage Repurchasing Division of Pinnacle Bank, since August 1, 1997. Prior thereto, Mr. Heffernan was the Chairman of the Board, President and Chief Executive Officer of CB Bancorp, Inc. and Community Bank. He is a member of the Merger and Acquisition Committee and the Strategic Planning Committee of the Pinnacle Board. He is also a member of the Merger and Acquisition Committee and the Strategic Planning Committee of the Board of Directors of Pinnacle Bank.

    James E. Hutton has been a director of both Pinnacle and Pinnacle Bank since August 1, 1997. He is a member of the Audit Committee, the Retirement Committee and the Compensation Committee of the Pinnacle Board. He is also a member of the Executive Committee, the Audit Committee, the Retirement Committee and the Compensation Committee of the Board of Directors of Pinnacle Bank. Since June 1993, Mr. Hutton has served as Vice President in charge of operations for Burrell Professionals Labs, Inc., a professional photo processing company with operations throughout the United States. Prior thereto, Mr. Hutton was Managing Partner of the Northern Indiana office of Geo. S. Olive and Co., an accounting firm. Mr. Hutton is a certified public accountant.

    Donald A. Lesch has been a director of both Pinnacle and Pinnacle Bank, and the Vice Chairman, President and Chief Operating Officer of Pinnacle, since August 1, 1997. He is an ex-officio member of all of the committees of the Pinnacle Board. He is also a member of the Executive Committee, and an ex-officio member of all of the committees of the Board of Directors of Pinnacle Bank. Prior thereto, Mr. Lesch was the Chairman of the Board of IFC and IndFed Bank since June 1, 1993. He became Chief Executive Officer of both of those entities in 1996. Prior thereto, Mr. Lesch was an investor and consultant to Gough and Lesch Development Corporation, a real estate development company located in Merrillville, Indiana.

    Richard L. Schanze is a director of both Pinnacle and Pinnacle Bank and is an ex-officio member of all of the committees of the Board of Directors of Pinnacle, and a member of the Executive Committee and an ex-officio member of all of the committees of the Board of Directors of Pinnacle Bank. He is currently the Chairman and Chief Executive Officer of Pinnacle and the Chairman and Chief Executive Officer of Pinnacle Bank.

    Howard Silverman has been a director of both Pinnacle and Pinnacle Bank since August 1, 1997. He is a member of the Merger and Acquisition Committee and the Strategic Planning Committee of the Pinnacle Board. He is also a member of the Merger and Acquisition Committee and the Strategic Planning Committee of the Board of Directors of Pinnacle Bank. Mr. Silverman is Chairman of the Board of Directors of Reliance Acceptance Group, Inc., a specialty consumer finance company, since the split-off of its subsidiary bank in February 1997. On February 9, 1998, Reliance Acceptance Group, Inc. filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. He has also been Chairman of the Board of Reliance Acceptance Corporation, its operating subsidiary, since its incorporation in 1992. For more than five years, Mr. Silverman has also been President of Silverman and Associates, a consulting firm furnishing services to businesses and financial institutions which provided services to Indiana Federal Corporation, which was merged into Pinnacle effective August 1, 1997. During his earlier career, he served as Chairman and Executive Officer of a multi-bank and financial services company, which included a finance company subsidiary, and as President of a securities broker/dealer. Mr. Silverman is also a director of Forrest Holdings, Inc. which owns and operates Forrest Financial Corporation, a leasing company that provides financing solutions for the acquisition of information systems.

    Arnold L. Weaver is a director of both Pinnacle and Pinnacle Bank and is an ex-officio member of all of the committees of the Board of Directors of Pinnacle, and a member of the Executive Committee and an ex-officio member of all of the committees of the Board of Directors of Pinnacle Bank. He is currently the Vice Chairman of Pinnacle and the President and Chief Operating Officer of Pinnacle Bank.

    Alton C. Wendzel is a director of both Pinnacle and Pinnacle Bank and is a member of the Audit Committee and the Strategic Planning Committee of the Board of Directors of Pinnacle. He is also a member of the Audit Committee, Strategic Planning Committee and the Loan Review Committee of the Board of Directors of Pinnacle Bank. He is currently the President of Greg Orchards and Produce, Inc. and Coloma Frozen Foods, Inc., processors of fresh and frozen producer.

    Fred A. Wittlinger has been a director of both Pinnacle and Pinnacle Bank since August 1, 1997. He also is a member of the Audit

Committee and the Merger and Acquisition Committee of the Pinnacle Board. He is a member of the Audit Committee and the Merger and Acquisition Committee of the Board of Directors of Pinnacle Bank. Since 1988, Mr. Wittlinger has served as President and Chief Executive Officer of United Consumers Club, Inc., a consumer buying club franchising corporation located in Merrillville, Indiana.

    Barbara A. Young has been a director of both Pinnacle and Pinnacle Bank since August 1, 1997. She is a member of the Compensation Committee and the Retirement Committee of the Pinnacle Board. She is also a member of the Compensation Committee, the Retirement Committee and the Risk Management Committee of the Board of Directors of Pinnacle Bank. Since January 1, 1994, Ms. Young has served as President of Benchmark LTD, a real estate development company located in Valparaiso, Indiana. Prior thereto, Ms. Young was an attorney with the law firm of Hoeppner, Wagner & Evans, located in both Valparaiso and Merrillville, Indiana.

    Donald E. Radde is an Executive Vice President and the Secretary of Pinnacle. He is also a Director, an Executive Vice President, Chief Lending Officer and Secretary of Pinnacle Bank.

    David W. Kolhagen is a Senior Vice President and the Treasurer of Pinnacle and a Senior Vice President and the Chief Financial Officer of Pinnacle Bank.

    John A. Newcomer is a Vice President and the Corporate Affairs Officer of Pinnacle and of Pinnacle Bank.

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

                                       Annual Compensation
                                 --------------------------------
                                                    Other Annual
Name and                         Salary    Bonus    Compensation
Principle Position         Year    ($)      ($)       ($) (1)
-------------------------  ----  -------  -------  --------------

Richard L. Schanze.......  1997  325,000  300,000    1,403,481
  Chairman/CEO             1996  288,875  225,000       23,000
                           1995  242,420  180,000       17,800

Donald A. Lesch..........  1997  275,000  427,000      564,608
  President/COO            1996  168,427    --         --
                           1995  139,992    --         --

Arnold L. Weaver.........  1997  225,000  125,000    1,031,405
  President/COO of         1996  208,875   75,000       23,000
  Pinnacle Bank            1995  167,200   70,000       17,800

Donald E. Radde..........  1997  170,000   45,000      762,711
  Exec. Vice President     1996  132,875   40,000      --
                           1995  106,620   28,000      --

David W. Kolhagen........  1997  145,000   40,000      696,021
  Senior Vice              1996   97,375   35,000      --
  President/CFO            1995   82,280   30,000      --

                                               Long Term     Payout
                                Awards        Compensation   ------
                           ----------------   ------------    LTIP     All Other
Name and                   Restricted Stock   Options/SARs   Payout   Compensation
Principle Position           Award(s) ($)         (#)         ($)       ($) (2)
-------------------------  ----------------   ------------   ------   ------------
Richard L. Schanze.......      --                24,000       --        186,448
  Chairman/CEO                 --                 9,500       --         37,205
                               --                15,300       --         35,403
Donald A. Lesch..........      --                --           --         11,233
  President/COO                --                 3,000       --          9,000
                               --                --           --          8,400
Arnold L. Weaver.........      --                19,000       --         66,391
  President/COO of             --                 8,000       --          5,559
  Pinnacle Bank                --                10,600       --         10,833
Donald E. Radde..........      --                17,000       --         13,874
  Exec. Vice President         --                 7,000       --          4,800
                               --                 7,500       --          5,920
David W. Kolhagen........      --                17,000       --         10,660
  Senior Vice                  --                 6,500       --          7,116
  President/CFO                --                 7,000       --          8,534

------------------------

(1) Amounts shown consist of director fees paid by Pinnacle and by Pinnacle Bank, and gains on exercise of stock options.

(2) Amounts shown for 1997 consist of the following: (i) Mr. Schanze: matching contributions under Pinnacle Bank's 401-k plan of $2,375, personal use of Company-owned automobile of $2,860, and contributions under Pinnacle Bank's Deferred Compensation Plan for Executive Officers of $181,213; (ii) Mr.
    Lesch: matching contributions under Pinnacle Bank's 401-k plan of $1,057, personal use of Company-owned automobile of $1,202, and contributions under IFC's Employee Stock Ownership Plan of $8,974; (iii) Mr. Weaver: matching contributions under Pinnacle Bank's 401-k plan of $2,375, personal use of Company-owned automobile of $2,855, and contributions under Pinnacle Bank's Deferred Compensation Plan for Executive Officers of $61,161; (iv) Mr.
    Radde: matching contributions under Pinnacle Bank's 401-k plan of $2,375, personal use of Company-owned automobile of $2,281, and contributions under Pinnacle Bank's Deferred Compensation Plan for Executive Officers of $9,218; and (v) Mr. Kolhagen: matching contributions under Pinnacle Bank's 401-k plan of $2,375, personal use of Company-owned automobile of $5,448, and contributions under Pinnacle Bank's Deferred Compensation Plan for Executive Officers of $2,837. Amounts shown for 1996 consist of the following: (i) Mr.
    Schanze: matching contributions under Pinnacle Bank's 401-k plan of $2,375, personal use of Company-owned automobile of $3,304, and contributions under Pinnacle Bank's Deferred Compensation Plan for Executive Officers of $31,526; (ii) Mr. Weaver: matching contributions under Pinnacle Bank's
    401-k plan of $2,375, and personal use of Company-owned automobile of $3,184; (iii) Mr. Radde: matching contributions under Pinnacle Bank's
    401-k plan of $2,375 and personal use of Company-owned automobile of $2,425; and (iv) Mr. Kolhagen: matching contributions under Pinnacle Bank's 401-k plan of $2,375 and personal use of Company-owned automobile of $4,741. Amounts shown for 1995 consist of the following: (i) Mr. Schanze: matching contributions under Pinnacle Bank's 401-k plan of $4,620, personal use of Company-owned automobile of $3,192, and contributions under Pinnacle Bank's Deferred Compensation Plan for Executive Officers of $27,591; (ii) Mr.
    Weaver: matching contributions under Pinnacle Bank's 401-k plan of $4,620, personal use of Company-owned automobile of $3,770 and contributions under Pinnacle Bank's Deferred Compensation Plan for Executive Officers of $2,443;
    (iii) Mr. Radde: matching contributions under Pinnacle's 401-k plan of $4,620 and personal use of Company-owned automobile of $1,300; and (iv)
    Mr. Kolhagen: matching contributions under Pinnacle Bank's 401-k plan of $3,781 and personal use of Company-owned automobile of $4,753.

    OPTION/SAR GRANTS IN LAST FISCAL YEAR. The following table sets forth certain information concerning stock options/SARs granted during 1997 to the Named Pinnacle Executives.

                                                                                         Individual Grants
                                                                                         -----------------

                                                              Number of         % of Total
                                                             Securities        Options/ Sars
                                                             Underlying         Granted to       Exercise of
                                                Grant       Options/ Sars      Employees in      Base Price      Expiration
Name                                            Date           Granted          Fiscal Year        ($/sh)           Date
-------------------------------------------  -----------  -----------------  -----------------  -------------  ---------------

Richard L. Schanze
  Chairman/CEO.............................       07/97          24,000              24.00%       $   29.15             See

Donald A. Lesch
  President/COO............................      --              --                 --               --              --

Arnold L. Weaver
  President/COO of Pinnacle Bank...........       07/97          19,000              19.00%           29.15             See

Donald E. Radde
  Executive Vice President.................       07/97          17,000              17.00%           29.15             See

David W. Kolhagen
  Senior Vice President, CFO...............       07/97          17,000              17.00%           29.15             See




NAME                                            5%         10%
-------------------------------------------   -----     ---------
                                             Potential Realizable
                                               Value at Assumed
                                               Annual Rates of
                                                 Stock Price
                                               Appreciation for
                                                 Option Term

Richard L. Schanze
  Chairman/CEO.............................  Note       Below
Donald A. Lesch
  President/COO............................   --         --
Arnold L. Weaver
  President/COO of Pinnacle Bank...........  Note       Below
Donald E. Radde
  Executive Vice President.................  Note       Below
David W. Kolhagen
  Senior Vice President, CFO...............  Note       Below

    The above listed stock options were granted pursuant to Pinnacle's Executive Long-Term Incentive Plan, which is administered by the Compensation Committee of the Board of Directors of Pinnacle. All of the above listed stock options that were granted in 1997 became fully vested and immediately exercisable on August 1,1997 upon consummation of the mergers of IFC and CB with and into Pinnacle; and all of the above listed options were exercised prior to December 31, 1997.



PENSION PLAN

    The following table shows estimated annual benefits payable upon retirement to, and credited years of services for, each of the Named Executive Officers.

                                                                   Annual Benefit Per Years of Service
                                                       -----------------------------------------------------------
Annual Comp                                               15         20         25         30       More Than 30
-----------------------------------------------------  ---------  ---------  ---------  ---------  ---------------

$125,000.............................................  $  30,478  $  40,637  $  50,797  $  60,956     $  60,956

$150,000.............................................  $  37,040  $  49,387  $  61,734  $  74,081     $  74,081

$175,000.............................................  $  39,665  $  52,887  $  66,109  $  79,331     $  79,331

$200,000.............................................  $  39,665  $  52,887  $  66,109  $  79,331     $  79,331

$225,000.............................................  $  39,665  $  52,887  $  66,109  $  79,331     $  79,331

$250,000.............................................  $  39,665  $  52,887  $  66,109  $  79,331     $  79,331

$300,000.............................................  $  39,665  $  52,887  $  66,109  $  79,331     $  79,331

$400,000.............................................  $  39,665  $  52,887  $  66,109  $  79,331     $  79,331

$450,000.............................................  $  39,665  $  52,887  $  66,109  $  79,331     $  79,331

$500,000.............................................  $  39,665  $  52,887  $  66,109  $  79,331     $  79,331

    The benefits shown above are payable in a straight-life annuity and are not offset by any other benefits, including Social Security. The final average annual compensation is determined under the defined benefit plan by the average of the five highest consecutive years of annual compensation (including salary and bonus payments) during the last ten years of employment, subject to a maximum of $150,000 for 1994, 1995 and 1996, and $160,000 for all subsequent years. As of December 31, 1997, Mr. Schanze had 22 years of credited service, Mr. Lesch had 5 years of credited service, Mr. Weaver had 21 years of credited service, Mr. Radde had 16 years of credited service, and Mr. Kolhagen had 17 years of credited service.

SEVERANCE AGREEMENTS

    Pinnacle currently has in effect certain severance agreements (the "Severance Agreements") with seven executive officers (the "Executives"), which include, among other things, provisions regarding payments under certain circumstances following a "change in control." The Executives with Severance Agreements are Richard L. Schanze, Chairman and Chief Executive Officer, Arnold
L. Weaver, Vice Chairman of Pinnacle and President and Chief Operating Officer of Pinnacle Bank, Donald E. Radde, Executive Vice President, David W. Kolhagen, Senior Vice President and Chief Financial Officer, John A. Newcomer, Vice President and Corporate Affairs Officer, Donald A. Lesch, Vice Chairman, President and Chief Operating Officer, and Michael J. Griffin, Senior Vice President of Pinnacle Bank. Approval of the merger agreement with CNB by the Pinnacle shareholders will constitute a "change in control" under each of the Severance Agreements.

    The Severance Agreements provide, among other things, that upon a "change in control," an Executive will be entitled to receive certain amounts in the event that, within twenty-four months after the change in control, such Executive's employment is terminated for any reason other than "cause" (as defined in the Severance Agreements) or such Executive terminates his employment for "good reason" (as defined in the Severance Agreements). In such an event, the appropriate Severance Agreement provides that Mr. Schanze would be entitled to receive the greater of 299% of his base amount, as determined under Section 280G of the Code (the "Base Amount") or $1,118,000; Mr. Weaver would be entitled to receive the greater of 299% of his Base Amount or $559,000; Mr. Radde would be entitled to receive the greater of (a) the lesser of (i) 200% of his total compensation or (ii) 299% of his Base Amount, or (b) $354,000; Mr. Kolhagen would be entitled to receive the greater of (a) the lesser of (i) 200% of his total compensation or (ii) 299% of his Base Amount, or (b) $287,000; Mr. Newcomer would be entitled to receive the greater of (a) the lesser of (i) 100% of his total compensation or (ii) 299% of his Base Amount, or (b) $156,000; Mr. Lesch would be entitled to receive the greater of (a) 299% of his Base Amount, or (b) $568,100; and Mr. Griffin would be entitled to receive the greater of 200% of his Base Amount or $87,816.

    The Severance Agreements each also provide that in the event that an Executive's employment is terminated for cause or the Executive terminates his employment for any reason other than good reason, in either event upon or at any time following a change in control, such Executive will be entitled to the following payment: Mr. Schanze, $1,118,000; Mr. Weaver, $559,000; Mr. Radde, $354,000; Mr. Kolhagen, $287,000; Mr. Newcomer, $156,000; Mr. Lesch, $568,100;
and Mr. Griffin, $87,816.

    Pinnacle also currently has certain other severance contracts in effect with Joseph F. Heffernan, Daniel R. Buresh and James D. Neff. These severance contracts do not provide for additional payments upon a change in control, and no benefits will be payable thereunder solely as a result of the consummation of the merger with CNB. Under these severance contracts, in the event the employee's employment is terminated for "Cause" (as defined therein), no severance payment is due the employee; however, in the event the employee's employment is terminated for any reason other than "Cause", Mr. Heffernan would then be entitled to receive the greater of $223,000 or 100% of his then current annual salary and bonus payments; Mr. Buresh would then be entitled to receive the greater of $70,000 or 100% of his then current annual salary and bonus payments; and Mr. Neff would then be entitled to receive the greater of $95,000 or 100% of his then current annual salary and bonus payments.

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

    IFC EXECUTIVE SUPPLEMENTAL RETIREMENT INCOME AGREEMENTS. Pinnacle has assumed the obligations of its predecessor, IFC, under Executive Supplemental Retirement Income Agreements ("IFC ESRIAs") with Mr. Lesch and certain other key officers. The IFC ESRIAs are unfunded, non-qualified agreements which provide for an annual benefit to each executive of an amount generally equal to a stated percentage (of between 15% and 45%) of the executive's highest five-year average "base compensation" (which includes salary, but excludes bonuses and fringe benefits), to be paid over a 15-year period. The IFC ESRIAs also provide for disability and death benefits, including a $10,000 burial expense payment. In addition, the IFC ESRIAs provide that the beneficiaries will be eligible to receive their full supplemental benefit in the event they involuntarily terminate their employment prior to reaching retirement age. Until disbursed, the amounts payable under the IFC ESRIAs are subject to the claims of general creditors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During 1997 only James E. Hutton, Terrence A. Friedman, and John P. Cunningham and Barbara A. Young, each a director of Pinnacle, served as members of the Compensation Committee of the Board of Directors of Pinnacle. No officers or employees of Pinnacle or Pinnacle Bank served as members of the Compensation Committee and no executive officer of Pinnacle served as a member of the Compensation Committee of another entity.

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

    On a subjective basis, performance criteria encompass evaluation of each officer's initiative and contribution to overall corporate performance, the officer's managerial ability, the officer's leadership capacity and the officer's performance in any special projects which the officer may have undertaken. No formula was used to determine the Chief Executive Officer's, or other named executives', bonus or award of stock options. This was the fifth year stock options were awarded and the previous award schedule was taken into consideration while awarding 1997's stock options. In future years, if awards are granted, the Compensation Committee will take into consideration awards previously made to a potential recipient, the vesting schedule of such awards, and the number of awards outstanding in the aggregate to all recipients.

    In reviewing Mr. Schanze's total compensation, the primary focus of the Compensation Committee was on Pinnacle's performance in 1997, which met established goals. The Compensation Committee also considered Mr. Schanze's contributions to various non-quantifiable community improvement activities and the positive impact they have had upon Pinnacle and to various long-range initiatives impacting the future of Pinnacle, including the acquisition strategies currently in place, as well as acquisitions completed in 1997.

    Members of the Compensation Committee:

    James E. Hutton John P. Cunningham Terrence A. Friedman Barbara A. Young

DIRECTOR COMPENSATION

    Each director of Pinnacle is paid an annual retainer of $7,500 plus $1,000 for each meeting of the Board of Directors of Pinnacle attended. Each director of Pinnacle Bank is paid an annual retainer of $7,500 plus $1,000 for each meeting of the Board of Directors of Pinnacle Bank attended. Members of committees of the Board of Directors of Pinnacle Bank also receive $1,000 for each committee meeting attended. Messrs. Schanze, Lesch, and Weaver have waived all fees for attending meetings of committees of the Board of Directors of Pinnacle Bank in the past and intend to continue to do so in the future.

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

    IFC DIRECTORS DEFERRED COMPENSATION AGREEMENTS. Pinnacle has assumed the obligations of its predecessor, IFC, under certain Director Deferred Compensation Agreements ("DDCA") with certain of its non-employee directors. The DDCAs are unfunded, non-qualified agreements which provide for retirement, death and disability benefits for the participants and their designated beneficiaries. Under the DDCAs, each non-employee director may, for a period of five years, make an annual election to defer receipt of all or a portion of his or her monthly director fees paid prior to August 1, 1997 into a Guaranteed Investment Contract ("GIC") Account and/or a Phantom Unit Account.

    Deferred amounts allocated to the GIC Account will be credited with interest at the rate of .667% per month. Deferred amounts allocated to the Phantom Unit Account are used to "purchase" Phantom Units, each representing a share, initially of IFC Common Stock, and currently of Pinnacle Common Stock, at the market price on the date of the deferral election. Phantom Units are credited with dividends, and are adjusted for any stock splits or similar events. Directors do not have the option to receive dividends in cash, but may elect to reinvest such dividends in Phantom Units or in a GIC Account. Upon termination of the director's service, the Phantom Units are deemed to be sold, and the proceeds of such sale are distributed to the director in cash pursuant to the payment provisions of the DDCAs.

    At normal retirement (age 65), each director will be entitled to receive over a 15-year period his or her accrued benefit, which is determined by annuitizing such benefit over the payment period using a monthly interest factor of .833%. The DDCAs also provide for disability and death benefits, including a $10,000 burial expense payment. Until disbursed, the amounts directed to be deferred are subject to the claims of general creditors.

                               PERFORMANCE GRAPH

    The following graph compares the yearly percentage change in the cumulative total shareholder return on Pinnacle's Common Stock against the cumulative total return of the Standard & Poor's 500 Index and the Banks: Midwest Index for the periods shown.

            PINNACLE FINANCIAL SERVICES, INC.; STANDARD & POORS 500;
                            AND BANKS: MIDWEST INDEX

                             TOTAL RETURN ANALYSIS*

                                                                             December 31,
                                                      -----------------------------------------------------------------

                                                        1992       1993       1994       1995       1996        1997
                                                      ---------  ---------  ---------  ---------  ---------   ---------
Pinnacle............................................     100.00     171.79     113.60     136.01     188.00     404.52
Standard & Poor's 500...............................     100.00     110.09     111.54     153.47     188.71     251.68
Banks: Midwest......................................     100.00     100.51      92.17     140.36     189.65     314.63

------------------------

* Shows performance results through December 31, 1997 for Pinnacle Financial Services, Inc. Common Stock, Standard & Poor's 500, and Banks: Midwest assuming $100 was invested at the close of trading December 1992 and all dividends are reinvested.

    Source: FactSet Data Systems

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information provided by the persons indicated with respect to the beneficial ownership (as defined under applicable rules of the Commission) of shares of Pinnacle Common Stock as of March 20, 1998, by (i) each person known by Pinnacle who is the owner of more than 5% of the outstanding shares of Pinnacle Common Stock, (ii) each person who is a director or an executive officer of Pinnacle, and (iii) all persons who are directors or executive officers of Pinnacle as a group.

                                                                                                   Percentage of
Name and Address(1)                                                    Number of Shares(2)    Beneficial Ownership(2)
---------------------------------------------------------------------  -------------------  ---------------------------
Cyrus A. Ansary......................................................       1,188,994                      9.4%
Joseph P. Cunningham(3)..............................................           2,000                    *
Terrence A. Friedman(3)..............................................          35,288                    *
Joseph F. Heffernan(3)(4)............................................          62,798                    *
James E. Hutton(3)...................................................          55,559                    *
David W. Kolhagen(4).................................................          37,193                    *
Donald A. Lesch(3)(4)................................................          84,676                    *
John Newcomer(4).....................................................          26,148                    *
Donald E. Radde(4)...................................................          41,575                    *
Richard L. Schanze(3)(4).............................................         305,624                      2.4%
Howard Silverman(3)..................................................          32,799                    *
Arnold L. Weaver(3)(4)...............................................          53,138                    *
Alton C. Wendzel(3)..................................................          84,724                    *
Fred A. Wittlinger(3)................................................          53,619                    *
Barbara A. Young(3)..................................................          46,526                    *
All directors and executive officers of Pinnacle as a group (14
  persons)...........................................................         921,667                      7.3%

------------------------

(1) Unless otherwise noted, Pinnacle believes that all persons named in the table have (i) sole voting and investment power with respect to all shares of Pinnacle Common owned by them, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership of such shares. The business address of Mr. Ansary, the only owner of more than 5% of the outstanding shares of Pinnacle Common, is 1725 K Street, N.W., Suite 410, Washington, D.C. 20006. The business address of all other persons named in the table is 830 Pleasant Street, St. Joseph, Michigan 49085.

(2) Number of shares and percentages with respect to beneficial ownership of Pinnacle Common are based on ownership of Pinnacle Common as of March 20, 1998 and have been calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act and assuming 12,653,454 shares of Pinnacle Common are issued and outstanding. An asterisk indicates beneficial ownership of less than 1%.

(3) Director of Pinnacle.

(4) Executive Officer of Pinnacle.

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

    (a) Exhibits:


    Item 601
 Regulation S-K
    Exhibit
   Reference
     Number                                             Exhibit Description
----------------  ------------------------------------------------------------------------------------------------
(3)(a)/(4)(a)     Restated Articles of Incorporation of Pinnacle Financial Services, Inc. as filed with the
                  Department of Commerce of the State of Michigan on December 6, 1996 (incorporated by reference to Exhibit (3)(a)/(4)(a) of the Registration Statement on Form S-4 of Pinnacle Financial
                  Services, Inc. (registration no. 333-19729)).
(3)(b)/(4)(b)     By-laws of Pinnacle Financial Services, Inc. (incorporated by reference to Exhibit (3)(ii) of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, of Pinnacle
                  Financial Services, Inc. (Commission file no. 0-17937)).
(4)(c)            Specimen certificate for Pinnacle Financial Services, Inc. Common Stock (incorporated by reference to Exhibit (4)(c) of the Registration Statement on Form S-2 of Pinnacle Financial
                  Services, Inc. (registration no. 33-95974)).
(10)(a)           Agreement and Plan of Merger dated as of October 14, 1997, by and between Pinnacle Financial
                  Services, Inc. and CNB Bancshares, Inc. (without exhibits) (incorporated by reference to Exhibit
                  (2) of the Current Report on Form 8-K dated October 14, 1997, of Pinnacle Financial Services,
                  Inc. (Commission file no. 0-17937)).
(10)(b)           Stock Option Agreement dated as of October 14, 1997, by and between Pinnacle Financial Services,
                  Inc. (as issuer) and CNB Bancshares, Inc. (as grantee) (incorporated by reference to Exhibit
                  99.1 of the Current Report on Form 8-K dated October 14, 1997, of Pinnacle Financial Services,
                  Inc. (Commission file no. 0-17937)).
(10)(c)           First Amendment to Pinnacle Financial Services, Inc. Executive Long-Term Incentive Plan
                  (incorporated by reference to Exhibit (10)(e) of the Registration Statement on Form S-4 of
                  Pinnacle Financial Services, Inc. (registration no. 333-19729)).
(10)(d)           Severance Agreement dated as of July 31, 1997, by and among Pinnacle Financial Services, Inc.,
                  Pinnacle Bank and Richard L. Schanze.*
(10)(e)           Severance Agreement dated as of July 31, 1997, by and among Pinnacle Financial Services, Inc.
                  and Donald A. Lesch.*
(10)(f)           Severance Agreement dated as of July 31, 1997, by and among Pinnacle Financial Services, Inc.,
                  Pinnacle Bank and Arnold L. Weaver.*
(10)(g)           Severance Agreement dated as of July 31, 1997, by and among Pinnacle Financial Services, Inc.,
                  Pinnacle Bank and Donald E. Radde.*
(10)(h)           Severance Agreement dated as of July 31, 1997, by and among Pinnacle Financial Services, Inc.,
                  Pinnacle Bank and David W. Kolhagen.*
(10)(i)           Severance Agreement dated as of July 31, 1997, by and among Pinnacle Financial Services, Inc.,
                  Pinnacle Bank and John A. Newcomer.*
(10)(j)           Severance Agreement dated as of July 31, 1997, by and among Pinnacle Financial Services, Inc.
                  and Michael J. Griffin.*
(10)(k)           Severance Agreement dated as of August 1, 1997, by and among Pinnacle Financial Services, Inc.
                  and Joseph F. Heffernan.*
(10)(l)           Severance Agreement dated as of August 1, 1997, by and among Pinnacle Financial Services, Inc.
                  and Daniel R. Buresh.*
(10)(m)           Severance Agreement dated as of August 1, 1997, by and among Pinnacle Financial Services, Inc.
                  and James D. Neff.*
(10)(n)           The Retirement Plan for the Employees of Peoples State Bank of St. Joseph, as amended
                  (incorporated by reference to Exhibit (10)(i) of the Registration Statement on Form S-2 of
                  Pinnacle Financial Services, Inc. (registration no. 33-95974)).
(10)(o)           Peoples State Bank of St. Joseph Savings Plan, as amended (incorporated by reference to Exhibit
                  (10)(j) of the Registration Statement on Form S-2 of Pinnacle Financial Services, Inc.
                  (registration no. 33-95974)).
(10)(p)           Form of Deferred Compensation Agreement for Directors of Pinnacle Financial Services, Inc.
                  (incorporated by reference to Exhibit (10)(k) of the Registration Statement on Form S-2 of
                  Pinnacle Financial Services, Inc. (registration no. 33-95974)).
(10)(q)           Form of Deferred Compensation Agreement for Directors of The Peoples State Bank of St. Joseph
                  (incorporated by reference to Exhibit (10)(l) of the Registration Statement on Form S-2 of
                  Pinnacle Financial Services, Inc. (registration no. 33-95974)).
(10)(r)           Pinnacle Financial Services, Inc. Executive Long-Term Incentive Plan (incorporated by reference to Exhibit (10)(m) of the Registration Statement on Form S-2 of Pinnacle Financial Services,
                  Inc. (registration no. 33-95974)).
(10)(s)           Transfer Agreement dated May 4, 1995 by and between Maco Bancorp, Inc. (the predecessor-in-interest to Pinnacle Financial Services, Inc.) and Cyrus A. Ansary (incorporated by reference to Exhibit (99)(a) of the Registration Statement on Form S-2 of Pinnacle Financial
                  Services, Inc. (registration no. 33-95974)).
(10)(t)           Transfer Agreement dated as of May 4, 1995 by and between Maco Bancorp, Inc. (the predecessor-in-interest to Pinnacle Financial Services, Inc.) and Investment Services
                  International Co. (incorporated by reference to Exhibit (99)(b) of the Registration Statement on
                  Form S-2 of Pinnacle Financial Services, Inc. (registration no. 33-95974)).
(10)(u)           Non-Competition Agreement dated December 1, 1995 by and between Pinnacle Financial Services,
                  Inc. and Cyrus A. Ansary (incorporated by reference to Exhibit (10)(d) of the Current Report on
                  Form 8-K of Pinnacle Financial Services, Inc. dated December 1, 1995) (Commission file no.
                  0-17937).
(10)(v)           Escrow Agreement dated December 1, 1995 by and among Pinnacle Financial Services, Inc., Cyrus A.
                  Ansary and NationsBank Trust, N.A. (incorporated by reference to Exhibit (10)(e) of the Current
                  Report on Form 8-K of Pinnacle Financial Services, Inc. dated December 1, 1995) (Commission file
                  no. 0-17937).
(10)(w)           Standstill Agreement entered into by and between Pinnacle Financial Services, Inc. and Cyrus A.
                  Ansary (incorporated by reference to Exhibit (10)(f) of the Current Report on Form 8-K of
                  Pinnacle Financial Services, Inc. dated December 1, 1995) (Commission file no. 0-17937).
(10)(x)           Indemnification Agreement dated December 1, 1995, and executed and delivered by Cyrus A. Ansary in favor of Pinnacle Financial Services, Inc. (incorporated by reference to Exhibit (10)(g) of the Current Report on Form 8-K of Pinnacle Financial Services, Inc. dated December 1, 1995)
                  (Commission file no. 0-17937).
(10)(y)           Peoples State Bank of St. Joseph (now Pinnacle Bank) Deferred Compensation Plan for Executive
                  Officers (incorporated by reference to Exhibit (10)(u) of the Registration Statement on Form S-4
                  of Pinnacle Financial Services, Inc.) (registration no. 333-19729)).
(10)(z)           Incentive Compensation Plan of Indiana Federal Corporation (a predecessor-in-interest to
                  Pinnacle Financial Services, Inc.) (incorporated by reference to the exhibits to Form 10-K for the fiscal year ended December 31, 1992, filed by Indiana Federal Corporation (a predecessor-in-interest to Pinnacle Financial Services, Inc.) (Commission file no. 0-17379)).


    Item 601
 Regulation S-K
    Exhibit
   Reference
     Number                                             Exhibit Description
----------------  ------------------------------------------------------------------------------------------------
(10)(aa)          Employee Stock Ownership Plan of Indiana Federal Corporation (a predecessor-in-interest to
                  Pinnacle Financial Services, Inc.) (incorporated by reference to the exhibits to Form S-4 filed by Indiana Federal Corporation) (a predecessor-in-interest to Pinnacle Financial Services, Inc.)
                  (registration no. 33-20412)).
(10)(bb)          Stock Option and Incentive Plan, as amended, of Indiana Federal Corporation (a predecessor-in-interest to Pinnacle Financial Services, Inc.) (incorporated by reference to the exhibits to Form 10-K for the fiscal year ended December 31, 1995, filed by Indiana Federal
                  Corporation (a predecessor-in-interest to Pinnacle Financial Services, Inc.) (Commission file
                  no. 0-17379)).
(10)(cc)          Director Deferred Compensation Agreements of Indiana Federal Corporation (a
                  predecessor-in-interest to Pinnacle Financial Services, Inc.) (incorporated by reference to the exhibits to Form 10-K for the fiscal year ended December 31, 1993, filed by Indiana Federal
                  Corporation (a predecessor-in-interest to Pinnacle Financial Services, Inc.) (Commission file
                  no. 0-17379)).
(10)(dd)          Executive Death Benefit Agreements of Indiana Federal Corporation (a predecessor-in-interest to
                  Pinnacle Financial Services, Inc.) (incorporated by reference to the exhibits to Form 10-K for the fiscal year ended December 31, 1993, filed by Indiana Federal Corporation (a predecessor-in-interest to Pinnacle Financial Services, Inc.) (Commission file no. 0-17379)).
(10)(ee)          Executive Supplemental Income Agreements of Indiana Federal Corporation (a
                  predecessor-in-interest to Pinnacle Financial Services, Inc.) (incorporated by reference to the exhibits to Form 10-K for the fiscal year ended December 31, 1993, filed by Indiana Federal
                  Corporation (a predecessor-in-interest to Pinnacle Financial Services, Inc.) (Commission file
                  no. 0-17379)).
(10)(ff)          Community Bank, A Federal Savings Bank Employee Stock Ownership Plan and Trust (a
                  predecessor-in-interest to Pinnacle Bank) (incorporated by reference to exhibits to the
                  Registration Statement on Form S-1 of CB Bancorp, Inc. (a predecessor-in-interest to Pinnacle
                  Financial Services, Inc.) (registration no. 33-51882)).
(11)              No statement re computation of per share earnings is required to be filed because the computations can be clearly determined from the materials contained herein.
(21)              List of subsidiaries of Pinnacle Financial Services, Inc.*
(23)              Consent of KPMG Peat Marwick LLP, independent auditors.*
(27)              Financial Data Schedules of registrant.*

------------------------

*   Filed herewith.

    Management contracts and compensatory plans or arrangements:

    The management contracts and compensatory plans or arrangements required to be filed as exhibits and included in such list of exhibits are as follows:

(10)(c)           First Amendment to Pinnacle Financial Services, Inc. Executive Long-Term Incentive Plan.
(10)(d)           Severance Agreement dated as of July 31, 1997, by and among Pinnacle Financial Services, Inc.,
                  Pinnacle Bank and Richard L. Schanze.
(10)(e)           Severance Agreement dated as of July 31, 1997, by and among Pinnacle Financial Services, Inc.
                  and Donald A. Lesch.
(10)(f)           Severance Agreement dated as of July 31, 1997, by and among Pinnacle Financial Services, Inc.,
                  Pinnacle Bank and Arnold L. Weaver.
(10)(g)           Severance Agreement dated as of July 31, 1997, by and among Pinnacle Financial Services, Inc.,
                  Pinnacle Bank and Donald E. Radde.
(10)(h)           Severance Agreement dated as of July 31, 1997, by and among Pinnacle Financial Services, Inc.,
                  Pinnacle Bank and David W. Kolhagen.

(10)(i)           Severance Agreement dated as of July 31, 1997, by and among Pinnacle Financial Services, Inc.,
                  Pinnacle Bank and John A. Newcomer.
(10)(j)           Severance Agreement dated as of July 31, 1997, by and among Pinnacle Financial Services, Inc.
                  and Michael J. Griffin.
(10)(k)           Severance Agreement dated as of August 1, 1997, by and among Pinnacle Financial Services, Inc.
                  and Joseph F. Heffernan.
(10)(l)           Severance Agreement dated as of August 1, 1997, by and among Pinnacle Financial Services, Inc.
                  and Daniel R. Buresh.
(10)(m)           Severance Agreement dated as of August 1, 1997, by and among Pinnacle Financial Services, Inc.
                  and James D. Neff.
(10)(n)           The Retirement Plan for the Employees of Peoples State Bank of St. Joseph, as amended.
(10)(o)           Peoples State Bank of St. Joseph Savings Plan, as amended.
(10)(p)           Form of Deferred Compensation Agreement for Directors      Pinnacle Financial Services, Inc.
(10)(q)           Form of Deferred Compensation Agreement for Directors      The Peoples State Bank of St. Joseph.
(10)(r)           Pinnacle Financial Services, Inc. Executive Long-Term Incentive Plan.
(10)(y)           Peoples State Bank of St. Joseph (now Pinnacle Bank) Deferred Compensation Plan for Executive
                  Officers.
(10)(z)           Incentive Compensation Plan of Indiana Federal Corporation (predecessor-in-interest to Pinnacle
                  Financial Services, Inc).
(10)(aa)          Employee Stock Ownership Plan of Indiana Federal Corporation (predecessor-in-interest to
                  Pinnacle Financial Services, Inc).
(10)(bb)          Stock Option and Incentive Plan, as amended, of Indiana Federal Corporation
                  (predecessor-in-interest to Pinnacle Financial Services, Inc).
(10)(cc)          Director Deferred Compensation Agreements of Indiana Federal Corporation
                  (predecessor-in-interest to Pinnacle Financial Services, Inc).
(10)(dd)          Executive Death Benefit Agreements of Indiana Federal Corporation (predecessor-in-interest to
                  Pinnacle Financial Services, Inc).
(10)(ee)          Executive Supplemental Income Agreements of Indiana Federal Corporation (predecessor-in-interest to Pinnacle Financial Services, Inc).
(10)(ff)          Community Bank, A Federal Savings Bank Employee Stock Ownership Plan and Trust (a
                  predecessor-in-interest to Pinnacle Bank).

    Index to Financial Statements and Financial Statement Schedules:

                                                                                                              10-K
                                                                                                             Report
                                                                                                             Page(s)
                                                                                                           -----------

Financial Statements:

Report of independent auditors...........................................................................

Consolidated balance sheets as of December 31, 1997 and 1996.............................................

Consolidated statements of income for each of the years ended December 31, 1997,1996 and 1995............

Consolidated statements of stockholders' equity for each of the years ended December 31, 1997, 1996 and
  1995...................................................................................................

Consolidated statements of cash flows for each of the years ended December 31, 1997, 1996 and 1995.......

    All schedules for which provision is made in Regulation S-X either (i) are not required under the related instructions or are inapplicable and, therefore, have been omitted, or (ii) the information required is included in the consolidated financial statements or the notes thereto that are a part hereof.

    (b) Reports on Form 8-K:

    Two (2) reports on Form 8-K were filed during the last quarter of the period covered by this report. One report on Form 8-K dated October 14, 1997, was filed to report, under Item 5, registrant's planned merger with CNB Bancshares, Inc., an Indiana corporation. The other report, being Amendment No. 1 to the Current Report on Form 8-K dated August 14, 1997, was filed to report, under Item 7, financial statements of businesses acquired by registrant through the mergers of Indiana Federal Corporation and CB Bancorp, Inc. with and into the registrant, effective as of August 1, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PINNACLE FINANCIAL SERVICES, INC.

DATE: MARCH 31, 1998            BY:  /s/ David W. Kolhagen
                                     -----------------------------------------
                                                 David W. Kolhagen
                                        SENIOR VICE PRESIDENT AND TREASURER
                                           (PRINCIPAL FINANCIAL OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                        Title                    Date
------------------------------  ---------------------------  -------------------
                                Chairman and Chief
  /s/ RICHARD L. SCHANZE         Executive Officer
------------------------------   (Principal Executive          March 31, 1998
      Richard L. Schanze         Officer)

  /s/ DAVID W. KOLHAGEN         Senior Vice President, and
------------------------------   Treasurer (Principal          March 31, 1998
      David W. Kolhagen          Financial Officer)

  /s/ JOHN P. CUNNINGHAM        Director
------------------------------                                 March 31, 1998
      John P. Cunningham

 /s/ TERRENCE A. FRIEDMAN       Director
------------------------------                                 March 31, 1998
     Terrence A. Friedman

 /s/ JOSEPH F. HEFFERNAN        Director
------------------------------                                 March 31, 1998
     Joseph F. Heffernan

   /s/ JAMES E. HUTTON          Director
------------------------------                                 March 31, 1998
       James E. Hutton

   /s/ DONALD A. LESCH          Director, President and
------------------------------   Chief Operating Officer       March 31, 1998
       Donald A. Lesch

  /s/ RICHARD L. SCHANZE        Director
------------------------------                                 March 31, 1998
      Richard L. Schanze

   /s/ HOWARD B. SILVERMAN      Director
------------------------------                                 March 31, 1998
       Howard Silverman

   /s/ ARNOLD L. WEAVER         Director
------------------------------                                 March 31, 1998
       Arnold L. Weaver

                                Director
------------------------------
       Alton C. Wendzel

  /s/ FRED A. WITTLINGER        Director                       March 31, 1998
------------------------------
      Fred A. Wittlinger


   /s/ BARBARA A. YOUNG         Director
------------------------------                                 March 31, 1998
       Barbara A. Young

                                       93